Form 10-Q
period 2015-09-30
ITT EDUCATIONAL SERVICES INC
filed 2015-11-06
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

23,674,006

Number of shares of Common Stock, $.01 par value, outstanding at September 30, 2015

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

September 30, 2015

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2015 and 2014 and December 31, 2014	1

Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2015 and 2014	2

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2015 and 2014	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2015 and 2014	4

Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2015 and 2014 and the year ended December 31, 2014	5

Notes to Condensed Consolidated Financial Statements	6

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(unaudited)

	As of
	September 30, 2015	December 31, 2014	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$131,461	$135,937	$204,227
Restricted cash	5,675	6,040	5,974
Accounts receivable, net	42,848	46,383	68,587
Private education loans, net	8,984	10,584	10,339
Deferred income taxes	25,764	34,547	51,053
Prepaid expenses and other current assets	77,571	57,923	48,478

Total current assets	292,303	291,414	388,658
Property and equipment, net	148,606	157,072	155,459
Private education loans, excluding current portion, net	65,938	80,292	84,272
Deferred income taxes	66,758	68,041	69,685
Collateral deposits	97,874	97,932	8,737
Other assets	56,992	54,409	60,695

Total assets	$728,471	$749,160	$767,506

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$89,011	$9,635	$50,000
Current portion of PEAKS Trust senior debt	20,534	37,545	96,516
Current portion of CUSO secured borrowing obligation	20,121	20,813	20,662
Accounts payable	65,829	67,848	80,479
Accrued compensation and benefits	18,704	12,264	18,157
Other current liabilities	58,333	27,050	27,838
Deferred revenue	121,310	147,475	144,017

Total current liabilities	393,842	322,630	437,669
Long-term debt, excluding current portion	0	86,714	0
PEAKS Trust senior debt, excluding current portion	27,422	38,658	44,000
CUSO secured borrowing obligation, excluding current portion	91,450	100,194	101,880
Other liabilities	58,193	52,959	52,422

Total liabilities	570,907	601,155	635,971

Commitments and contingent liabilities (see Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	179,922	198,883	196,105
Retained earnings	982,709	969,670	954,753
Accumulated other comprehensive income	487	1,201	2,432
Treasury stock, 13,394,898, 13,619,010 and 13,619,729 shares, at cost	(1,005,925)	(1,022,120)	(1,022,126)

Total shareholders’ equity	157,564	148,005	131,535

Total liabilities and shareholders’ equity	$728,471	$749,160	$767,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$203,178	$242,561	$647,384	$718,580
Costs and expenses:
Cost of educational services	93,274	117,539	298,692	353,930
Student services and administrative expenses	84,622	100,440	266,282	297,225
Goodwill impairment	5,203	0	5,203	0
Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters	6,813	11,269	20,104	25,196
Loss related to loan program guarantees	0	2,019	0	2,019
Provision for private education loan losses	754	4,511	5,311	13,582

Total costs and expenses	190,666	235,778	595,592	691,952

Operating income	12,512	6,783	51,792	26,628
Gain on consolidation of variable interest entity	0	16,631	0	16,631
Interest income	22	17	57	51
Interest (expense)	(9,709)	(5,831)	(30,088)	(18,995)

Income before provision for income taxes	2,825	17,600	21,761	24,315
Provision for income taxes	1,137	7,278	8,910	9,979

Net income	$1,688	$10,322	$12,851	$14,336

Earnings per share:
Basic	$0.07	$0.44	$0.54	$0.61
Diluted	$0.07	$0.44	$0.54	$0.60

Weighted average shares outstanding:
Basic	23,692	23,483	23,625	23,463
Diluted	23,937	23,703	23,947	23,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,688	$10,322	$12,851	$14,336
Other comprehensive (loss), net of tax:
Net actuarial pension loss amortization, net of income tax of $0, $0, $0 and $0	0	0	1	0
Prior service cost (credit) amortization, net of income tax of $150, $151, $451 and $452	(238)	(238)	(715)	(714)

Other comprehensive (loss), net of tax	(238)	(238)	(714)	(714)

Comprehensive income	$1,450	$10,084	$12,137	$13,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net income	$1,688	$10,322	$12,851	$14,336
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,816	5,537	16,858	18,507
Provision for doubtful accounts	6,879	16,830	27,754	47,212
Deferred income taxes	(4,170)	25,046	8,253	23,036
Stock-based compensation expense	1,266	2,667	4,526	7,529
Goodwill impairment	5,203	0	5,203	0
Accretion of discount on private education loans	(2,818)	(2,727)	(8,847)	(9,099)
Accretion of discount on long-term debt	386	0	1,162	0
Accretion of discount on PEAKS Trust senior debt	1,455	1,788	4,475	4,770
Accretion of discount on CUSO secured borrowing obligation	201	0	634	0
Provision for private education loan losses	754	4,511	5,311	13,582
(Gain) on consolidation of variable interest entity	0	(16,631)	0	(16,631)
Other	(265)	(250)	(680)	(678)
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	1,261	(468)	365	2,400
Accounts receivable	(4,523)	(16,480)	(24,219)	(15,498)
Private education loans	6,245	4,221	19,490	12,314
Accounts payable	(10,446)	4,561	(4,056)	22,458
Other operating assets and liabilities	11,618	(18,591)	10,404	(28,021)
Deferred revenue	1,742	12,786	(26,165)	(4,614)

Net cash flows from operating activities	21,292	33,122	53,319	91,603

Cash flows from investing activities:
Capital expenditures, net	(3,310)	(1,798)	(5,819)	(4,455)
Acquisition of company	0	(153)	0	(5,186)
Collateralization of letters of credit	0	(109)	60	(109)
Proceeds from repayment of notes	0	100	0	293
Purchases of investments	(1)	(1)	(2)	(2)

Net cash flows from investing activities	(3,311)	(1,961)	(5,761)	(9,459)

Cash flows from financing activities:
Repayment of long-term debt	(3,500)	0	(8,500)	0
Repayment of PEAKS Trust senior debt	(7,525)	(51,706)	(32,551)	(92,776)
Repayment of CUSO secured borrowing obligation	0	0	(10,351)	0
Common shares tendered for taxes	(127)	(184)	(632)	(912)

Net cash flows from financing activities	(11,152)	(51,890)	(52,034)	(93,688)

Net change in cash and cash equivalents	6,829	(20,729)	(4,476)	(11,544)
Cash and cash equivalents at beginning of period	124,632	224,956	135,937	215,771

Cash and cash equivalents at end of period	$131,461	$204,227	$131,461	$204,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Stock in Treasury
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2013	37,069	$371	$200,040	$940,449	$3,146	(13,699)	$(1,028,360)	$115,646
For the nine months ended September 30, 2014:
Net income				14,336				14,336
Other comprehensive (loss), net of income tax					(714)			(714)
Equity award vesting			(7,076)			120	7,076	0
Tax benefit from equity awards			(4,388)					(4,388)
Stock-based compensation			7,529					7,529
Shares tendered for taxes						(42)	(912)	(912)
Issuance of shares for Director’s compensation				(32)		1	70	38

Balance as of September 30, 2014	37,069	371	196,105	954,753	2,432	(13,620)	(1,022,126)	131,535
For the three months ended December 31, 2014:
Net income				14,917				14,917
Other comprehensive (loss), net of income tax					(1,231)			(1,231)
Equity award vesting			(8)			1	8	0
Tax benefit from equity awards			(21)					(21)
Stock-based compensation			2,807					2,807
Shares tendered for taxes							(2)	(2)

Balance as of December 31, 2014	37,069	371	198,883	969,670	1,201	(13,619)	(1,022,120)	148,005
For the nine months ended September 30, 2015:
Net income				12,851				12,851
Other comprehensive (loss), net of income tax					(714)			(714)
Equity award vesting			(16,809)			334	16,809	0
Tax benefit from equity awards			(6,638)					(6,638)
Stock-based compensation			4,526					4,526
Shares tendered for taxes			(40)			(112)	(632)	(672)
Issuance of shares for Director’s compensation				188		2	18	206

Balance as of September 30, 2015	37,069	$371	$179,922	$982,709	$487	(13,395)	$(1,005,925)	$157,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

ITT Educational Services, Inc. is a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. References in these Notes to “we,” “us” and “our” refer to ITT Educational Services, Inc., its wholly-owned subsidiaries and the variable interest entities (“VIEs”) that it consolidates, unless the context requires or indicates otherwise. As of September 30, 2015, we were offering:

•	master, bachelor and associate degree programs to approximately 48,000 students at ITT Technical Institute and Daniel Webster College locations; and

•	short-term information technology and business learning solutions for career advancers and other professionals through the Center for Professional Development @ ITT Technical Institute (the “CPD”).

In addition, we offered one or more of our online degree programs to students who are located in 50 states. As of September 30, 2015, we had 140 campus locations in 39 states. All of our campus locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since 2009 under the “Daniel Webster College” name. In January 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta (“Ascolta”) and offered short-term information technology and business learning solutions for career advancers and other professionals. See Note 3 – Acquisition, for additional discussion of the acquisition of the Ascolta business. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include the accounts of ITT Educational Services, Inc., its wholly-owned subsidiaries and, beginning on February 28, 2013 and September 30, 2014, two VIEs that we consolidate in our consolidated financial statements, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. All significant intercompany balances and transactions are eliminated upon consolidation. We reclassified certain amounts that were previously reported in Other assets on our Condensed Consolidated Balance Sheet as of September 30, 2014 to the line item Collateral deposits to conform to the current year presentation. We also reclassified amounts that were previously reported in Facility expenditures in our Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 to the line item Capital Expenditures, net to conform to the current year presentation. These reclassifications had no impact on previously reported net income, total shareholders’ equity or cash flows.

The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by GAAP. We review the operations of our business on a regular basis to determine our reportable operating segments, as defined in Accounting Standards Codification (“ASC” or “Codification”) 280, “Segment Reporting.” As of September 30, 2015, we reported our financial results under one reportable operating segment.

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

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”), which is included in the Codification under ASC 805, “Business Combinations” (“ASC 805”). This guidance simplifies the accounting for adjustments made to provisional amounts recognized in a business combination and requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is also required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts. In addition, an entity is required to present separately on the face of its financial statements or disclose in the notes to its financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2016. We do not expect the adoption of ASU 2015-16 to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (“ASU 2015-11”), which is included in the Codification under ASC 330, “Inventory” (“ASC 330”). This guidance requires inventory to be measured at the lower of cost and net realizable value under certain circumstances. Current guidance requires inventory to be measured at the lower of cost or market value, where market value could be either replacement cost, net realizable value, or net realizable value less a normal profit margin. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2017, with early adoption permitted. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which is included in the Codification under ASC 835, “Interest” (“ASC 835”). This guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that liability. In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest” (“ASU 2015-15”), which updates ASU No. 2015-03, and permits an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. These standards will be effective for our interim and annual reporting periods beginning January 1, 2016, with early adoption permitted. We do not expect the adoption of ASU 2015-03 or ASU 2015-15 to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which is included in the Codification under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This guidance requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods or services. Originally, this guidance was to become effective for our interim and annual reporting periods beginning January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for our interim and annual reporting periods beginning January 1, 2018. Early adoption is permitted, but not any earlier than the original effective date. We are assessing the impact that this guidance may have on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which is included in the Codification under ASC 205. This update changes the requirements for reporting discontinued operations and clarifies when disposals of groups of assets qualify for a discontinued operations presentation under ASC 205. This guidance became effective for our interim and annual reporting periods beginning January 1, 2015. The adoption of ASU 2014-08 did not have a material impact on our consolidated financial statements.

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

Our condensed consolidated financial statements include the results of the Ascolta business beginning as of the acquisition date. The revenue and expenses of the Ascolta business included in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014 were not significant. Our revenue, net income and earnings per share would not have been significantly affected, if the revenue and expenses of the Ascolta business were presented for the three and nine months ended September 30, 2014 as if the transaction had occurred at the beginning of the earliest period presented. The costs incurred to acquire the Ascolta business were expensed and were not significant.

We accounted for the acquisition of the Ascolta business in accordance with ASC 805, which requires the use of the acquisition method of accounting for all business combinations. The excess of the consideration paid over the estimated fair values of the identifiable net assets acquired was recognized as goodwill and is expected to be deductible for income tax purposes. The identifiable intangible assets acquired consist of customer relationships and non-compete agreements, which are being amortized over a weighted-average life of approximately five years.

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of September 30, 2015:

		Fair Value Measurements at Reporting Date Using
Description	As of September 30, 2015	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market fund	$131,394	$131,394	$0	$0
Restricted cash:
Money market fund	1,236	1,236	0	0
Collateral deposits:
Money market fund	8,630	8,630	0	0

	$141,260	$141,260	$0	$0

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of September 30, 2014:

		Fair Value Measurements at Reporting Date Using
Description	As of September 30, 2014	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market fund	$196,171	$196,171	$0	$0
Restricted cash:
Money market fund	1,786	1,786	0	0
Collateral deposits:
Money market fund	8,627	8,627	0	0

	$206,584	$206,584	$0	$0

We used quoted prices in active markets for identical assets as of the measurement dates to value our financial assets that were categorized as Level 1.

The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value, because of the immediate or short-term maturity of these financial instruments. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Condensed Consolidated Balance Sheets as of September 30, 2015 or December 31, 2014. In accordance with ASC 810, the consolidation of a variable interest entity (the “CUSO”) in our consolidated financial statements beginning on September 30, 2014 was treated as an acquisition of assets and liabilities and, therefore, the assets and liabilities of the CUSO were included on our Condensed Consolidated Balance Sheet as of September 30, 2014 at their estimated fair value. See Note 6 – Variable Interest Entities for a further discussion of the estimated fair value of the assets and liabilities recorded.

As of September 30, 2015, the aggregate carrying value of the private education loans (“PEAKS Trust Student Loans”) owned by a trust (the “PEAKS Trust”) that purchased, owns and collects private education loans made under the PEAKS Private Student Loan Program (the “PEAKS Program”) and the private education loans (“CUSO Student Loans”) owned by the CUSO that purchased, owns and collects private education loans made under a private education loan program for our students (the “CUSO Program”) was $74,922 and the estimated fair value was approximately $84,185. As of December 31, 2014, the carrying value of the PEAKS Trust Student Loans and the CUSO Student Loans (collectively, the “Private Education Loans”) was $90,876 and the estimated fair value was approximately $101,623. As of September 30, 2014, the carrying value of the Private Education Loans was $94,611 and the estimated fair value was approximately $106,611. The fair value of the Private Education Loans was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the Private Education Loans. The significant inputs used in determining the estimated fair value included the default rate, repayment rate and discount rate. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of September 30, 2015, the carrying value of our debt under our Financing Agreement (as defined in Note 9 – Debt) was $89,011 and the estimated fair value was approximately $87,000. As of December 31, 2014, each of the carrying value and the estimated fair value of our debt under our Financing Agreement was approximately $96,300. The fair value of our debt under our Financing Agreement was estimated by discounting the future cash flows (assuming only scheduled principal payments) using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were unobservable in determining the estimated fair value of the debt under the Financing Agreement. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of September 30, 2015, the carrying value of the senior debt issued by the PEAKS Trust in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”) was $47,956 and the estimated fair value was approximately $52,057. As of December 31, 2014, the carrying value of the PEAKS Senior Debt was $76,203 and the estimated fair value was approximately $85,248. As of September 30, 2014, the carrying value of the PEAKS Senior Debt was $140,516 and the estimated fair value was approximately $149,583. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

        As of September 30, 2015, the carrying value of the liability that the CUSO was required to record (the “CUSO Secured Borrowing Obligation”) on its balance sheet for the cash received from the owners of the CUSO (the “CUSO Participants”), which liability we now consolidate, was $111,571 and the estimated fair value was approximately $98,065. As of December 31, 2014, the carrying value of the CUSO Secured Borrowing Obligation was $121,007 and the estimated fair value was approximately $116,933. As of September 30, 2014, the carrying value and estimated fair value of the CUSO Secured Borrowing Obligation was $122,542. The fair value of the CUSO Secured Borrowing Obligation was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the CUSO Secured Borrowing Obligation. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

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

The amount of stock-based compensation expense and the line items in which those amounts are included in our Condensed Consolidated Statements of Income and the related estimated income tax benefit recognized in the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of educational services	$700	$1,211	$2,345	$3,548
Student services and administrative expenses	566	1,456	2,181	3,981

Total stock-based compensation expense	$1,266	$2,667	$4,526	$7,529
Income tax (benefit)	$(487)	$(1,027)	$(1,742)	$(2,899)

As of September 30, 2015, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $5,200, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 1.3 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Nine Months Ended September 30, 2015
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at beginning of period	1,153,273	$76.92	$88,711
Granted	121,208	$4.91	595
Forfeited	(38,334)	$19.96	(765)
Exercised	0	$0	0
Expired	(138,773)	$86.40	(11,990)

Outstanding at end of period	1,097,374	$69.76	$76,551	1.8	$0

Exercisable at end of period	845,397	$85.68	$72,434	1.6	$0

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on September 30, 2015 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable. Since the closing market price of our common stock on September 30, 2015 was lower than the exercise price of all outstanding stock options and exercisable stock options, the aggregate intrinsic value of the stock options was zero.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares subject to stock options granted	0	0	121,208	168,500
Weighted average grant date fair value per share	$0	$0	$3.65	$12.62
Shares subject to stock options exercised	0	0	0	0
Intrinsic value of stock options exercised	$0	$0	$0	$0
Proceeds received from stock options exercised	$0	$0	$0	$0
Tax benefits realized from stock options exercised	$0	$0	$0	$0

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rates	Not applicable	Not applicable	1.55%	1.3%
Expected lives (in years)	Not applicable	Not applicable	4.7	4.7
Volatility	Not applicable	Not applicable	107%	55%
Dividend yield	Not applicable	Not applicable	None	None

For the three months ended September 30, 2015 and September 30, 2014, the assumptions listed above were not applicable because we did not grant any stock options in either of those periods. The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Nine Months Ended September 30, 2015
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	831,307	$30.17
Granted	421,509	$4.68
Forfeited	(99,196)	$19.99
Vested	(333,991)	$40.26

Unvested at end of period	819,629	$14.18

The total fair market value of the RSUs that vested and were settled in shares of our common stock was:

•	$419 in the three months ended September 30, 2015;

•	$563 in the three months ended September 30, 2014;

•	$1,802 in the nine months ended September 30, 2015; and

•	$2,505 in the nine months ended September 30, 2014.

6.	Variable Interest Entities

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

Based on our analysis, we concluded that we became the primary beneficiary of the CUSO on September 30, 2014. This was the first date that we determined we had the power to direct the activities of the CUSO that most significantly impact the economic performance of the CUSO, because the entity that performs the servicing activities on behalf of the CUSO (the “CUSO Program Servicer”) failed to meet certain performance criteria specified in the servicing agreement that governs the servicing activities of the CUSO Student Loans (the “CUSO Servicing Agreement”) on that date. The CUSO Servicing Agreement provides that in the event that the CUSO Program Servicer fails to meet certain performance criteria specified in the CUSO Servicing Agreement, and the CUSO Program Servicer does not affect a cure of that failure during a specified cure period, we would have the right to terminate the CUSO Servicing Agreement. We determined that it was not reasonably possible that the CUSO Program Servicer would be able to affect a cure during the specified cure period and, therefore, because the cure period was not substantive, we effectively had the right to terminate the CUSO Servicing Agreement as of the date that the CUSO Program Servicer failed to meet the performance criteria. We have provided notice of termination of the CUSO Servicing Agreement, however, the termination will not be effective until a successor servicer has been retained by the CUSO.

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

Our consolidated financial statements for periods as of and after September 30, 2014 include the CUSO, because we were considered to have control over the CUSO under ASC 810, as a result of our substantive right to terminate the CUSO Servicing Agreement after a cure period that was not substantive. We do not, however, actively manage the operations of the CUSO, and the assets of the consolidated CUSO can only be used to satisfy the obligations of the CUSO. Our obligations under the CUSO RSA remain in effect, until all CUSO Student Loans are paid in full. See Note 12 – Commitments and Contingencies, for a further discussion of the CUSO RSA.

The PEAKS Trust and the CUSO are not included in our consolidated income tax returns. We do not recognize income tax expense or benefit for the financial results of the PEAKS Trust or CUSO in the provision for income taxes included in our Condensed Consolidated Statements of Income, even though the PEAKS Trust and the CUSO are included in our consolidated financial statements. In the three and nine months ended September 30, 2015 and 2014, the financial results of the PEAKS Trust and CUSO were not significant and, therefore, did not have a significant impact on our effective income tax rate. Our deferred income tax assets as of September 30, 2015 were lower as compared to December 31, 2014, in part due to the significant payments that we made under the PEAKS Guarantee and CUSO RSA in the nine months ended September 30, 2015, which are generally deductible for income tax purposes when the payments are made.

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

	As of September 30, 2015	As of December 31, 2014	As of September 30, 2014
Assets
Restricted cash	$1,365	$1,556	$1,450
Current portion of PEAKS Trust student loans	6,058	7,169	6,933
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $28,535, $42,353 and $42,931	49,002	59,902	60,479

Total assets	$56,425	$68,627	$68,862

Liabilities
Current portion of PEAKS Trust senior debt	$20,534	$37,545	$96,516
Other current liabilities	141	199	287
PEAKS Trust senior debt, excluding current portion	27,422	38,658	44,000

Total liabilities	$48,097	$76,402	$140,803

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

Revenue and Expenses of the PEAKS Trust. The following table sets forth the revenue and expenses of the PEAKS Trust, which were included in our Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$2,036	$2,727	$6,695	$9,099
Student services and administrative expenses	437	987	1,467	3,624
Provision for private education loan losses	(123)	4,511	5,295	13,582
Interest expense	2,760	5,261	8,845	16,875

(Loss) before provision for income taxes	$(1,038)	$(8,032)	$(8,912)	$(24,982)

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

PEAKS Guarantee Payments and Payments on Behalf of Borrowers. The following table sets forth the PEAKS Guarantee payments and Payments on Behalf of Borrowers that were made in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
PEAKS Guarantee	$4,856	$52,517	$25,313	$94,318
Payments on Behalf of Borrowers	0	0	0	1,832

Total	$4,856	$52,517	$25,313	$96,150

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

The CUSO Participants purchased participation interests in the CUSO Student Loans from the CUSO. The terms of the agreements between the CUSO Participants and the CUSO did not meet the requirements under ASC 860, “Transfers and Servicing,” to be considered a sale. As a result, the CUSO was required to record the CUSO Secured Borrowing Obligation on its balance sheet for the cash received from the CUSO Participants.

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

The following table sets forth the carrying values of assets and liabilities of the CUSO that were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of September 30, 2015	As of December 31, 2014
Assets
Restricted cash	$3,074	$2,517
Current portion of CUSO Student Loans	2,926	3,415
CUSO Student Loans, excluding current portion, less allowance for loan losses of $2,055 and $2,039	16,936	20,390
Other assets	216	284

Total assets	$23,152	$26,606

Liabilities
Current portion of CUSO Secured Borrowing Obligation	$20,121	$20,813
Other current liabilities	302	179
CUSO Secured Borrowing Obligation, excluding current portion	91,450	100,194
Other liabilities	2,487	1,073

Total liabilities	$114,360	$122,259

The assets of the CUSO can only be used to satisfy the obligations of the CUSO.

Revenue and Expenses of the CUSO. The following table sets forth the revenue and expenses of the CUSO, excluding the gain on consolidation of the CUSO, which were included in our Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenue	$1,182	$3,431
Student services and administrative expenses	400	1,279
Provision for private education loan losses	877	16
Interest expense	3,364	10,578

(Loss) before provision for income taxes	$(3,459)	$(8,442)

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

We did not recognize any revenue or expenses of the CUSO in our Condensed Consolidated Statements of Income in the three or nine months ended September 30, 2014, because the CUSO Consolidation was effective on September 30, 2014.

CUSO RSA – Payments, Recoveries and Offsets. Pursuant to the CUSO RSA, we are entitled to all amounts that the CUSO recovers from loans in a particular loan pool made under the CUSO Program that have been charged off, until all payments that we made under the CUSO RSA with respect to that loan pool have been repaid to us by the CUSO. We have the right to offset payment amounts that we owe under the CUSO RSA by the amount of recoveries from charged-off loans made under the CUSO Program that are owed, but have not been paid, to us. We exercised this offset right in the three and nine months ended September 30, 2014, and in the nine months ended September 30, 2015.

In June 2015, we entered into an amendment to the CUSO RSA that, among other things, allows us to defer certain payments under the CUSO RSA to January 2016. See Note 12 – Commitments and Contingencies for a discussion of this amendment. In accordance with the provisions of this amendment, we have deferred the payments due in June 2015 through September 2015 under the CUSO RSA, which totaled approximately $3,402. Based on current information and assumptions, we believe that we will likely defer to January 2016 all of the payments that otherwise would have become due under the CUSO RSA between October 1, 2015 and December 31, 2015, which we estimate will total approximately $2,911. We expect to utilize the amount of the recoveries of charged-off loans received by the CUSO between June 2015 and December 2015 that are due but have not been paid to us to offset against amounts that we pay under the CUSO RSA in January 2016. The amount of the recoveries of charged-off loans received by the CUSO between June 2015 and September 2015 that are due but have not been paid to us totaled approximately $468, and we believe that the amount of recoveries of charged-off loans received by the CUSO between October 1, 2015 and December 31, 2015 that will be due but not paid to us will be approximately $311.

The following table sets forth the payments that we made to the CUSO related to our guarantee obligations under the CUSO RSA in the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Regular Payments	$0	(1)	$1,809	(2)	$3,840	(3)	$4,556	(2)
Discharge Payments	0		0		9,253		0

Total	$0		$1,809		$13,093		$4,556

(1)	As described above, we deferred payment of $2,574 of Regular Payments, that otherwise would have been due during this period, to January 2016. In addition, the amount of the recoveries of charged-off loans received by the CUSO during this period that are due but have not been paid to us and that we expect to offset against these Regular Payments was $351.
(2)	This amount is net of $156 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA.
(3)	This amount is net of $521 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA. In addition, we deferred payment of $3,402 of Regular Payments, that otherwise would have been due during this period, to January 2016. We also expect to utilize the amount of recoveries of charged-off loans received by the CUSO during this period that has not been paid to us, which totaled approximately $468, to offset against amounts that we expect to pay under the CUSO RSA in January 2016.

Excluding the recoveries of charged-off loans received by the CUSO between June 2015 and September 2015, the CUSO did not remit to us, and we did not offset payments under the CUSO RSA for, the following amounts of recoveries from charged-off loans that were owed to us:

•	$0 in the three and nine months ended September 30, 2015;

•	$0 in the three months ended September 30, 2014; and

•	$475 in the nine months ended September 30, 2014.

The amount of recoveries from charged-off loans that were owed to us by the CUSO, but not paid or offset, as of September 30, 2014 were not recorded in our consolidated financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the CUSO Consolidation. We did not offset any amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, in the three or nine months ended September 30, 2015 or 2014. See Note 12 – Commitments and Contingencies, for a further discussion of the offsets and CUSO RSA.

We made advances to the CUSO under the Revolving Note in years prior to 2012. We made the advances so that the CUSO could use those funds primarily to provide additional funding to the CUSO to purchase additional private education loans made under the CUSO Program. The period of time during which we could make additional advances under the Revolving Note ended on January 1, 2014. Certain of the assets of the CUSO serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full. In 2013, we also offset $8,472 owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, instead of making additional payments in that amount. See Note 12 – Commitments and Contingencies for a further discussion of the offset.

The amount owed to us under the Revolving Note, excluding those offsets, was approximately $8,200 as of September 30, 2015, December 31, 2014 and September 30, 2014. The Revolving Note was eliminated from our financial statements as a result of the CUSO Consolidation.

7.	Private Education Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013 and to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note

6 – Variable Interest Entities, for a further discussion of the consolidation of the PEAKS Trust and CUSO (the “Consolidated VIEs”). As a result, the assets and liabilities of the Consolidated VIEs were included on our Condensed Consolidated Balance Sheets as of September 30, 2015, December 31, 2014 and September 30, 2014.

As of September 30, 2015, the aggregate carrying amount of the Private Education Loans included under the Private education loan line items on our Condensed Consolidated Balance Sheet was $74,922. The outstanding principal balance of the Private Education Loans, including accrued interest, was approximately $129,931 as of September 30, 2015.

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

The following tables set forth information regarding aggregate changes in accretable yield of the loan pools of the PEAKS Trust Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the periods indicated:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$40,202	$24,233	$59,929	$36,444
Accretion	(2,036)	(1,157)	(2,727)	(1,602)
Reclassification from nonaccretable difference and changes in expected cash flows	(691)	(605)	(2,077)	(830)

Balance at end of period	$37,475	$22,471	$55,125	$34,012

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$51,819	$32,654	$70,580	$42,274
Accretion	(6,695)	(3,864)	(9,099)	(5,302)
Reclassification from nonaccretable difference and changes in expected cash flows	(7,649)	(6,319)	(6,356)	(2,960)

Balance at end of period	$37,475	$22,471	$55,125	$34,012

The following tables set forth information regarding aggregate changes in accretable yield of the loan pools of the CUSO Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the periods indicated:

	Three Months Ended September 30, 2015
	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$13,766	$8,215
Accretion	(782)	(470)
Reclassification from nonaccretable difference and changes in expected cash flows	282	(71)

Balance at end of period	$13,266	$7,674

	Nine Months Ended September 30, 2015
	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$11,728	$5,857
Accretion	(2,152)	(1,210)
Reclassification from nonaccretable difference and changes in expected cash flows	3,690	3,027

Balance at end of period	$13,266	$7,674

There were no changes in the accretable yield of the loan pools of the CUSO Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, in the three or nine months ended September 30, 2014, because the CUSO was not consolidated in our consolidated financial statements until September 30, 2014.

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

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the PEAKS Trust Student Loans in the aggregate in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$36,921	$38,420	$42,353	$29,349
Loans charged off	(8,833)	0	(20,792)	0
Recoveries from charged off loans	570	0	1,679	0
Provision for loan losses	(123)	4,511	5,295	13,582

Balance at end of period	$28,535	$42,931	$28,535	$42,931

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the CUSO Student Loans in the aggregate in the periods indicated:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Balance at beginning of period	$1,178	$2,039
Loans charged off	0	0
Recoveries from charged off loans	0	0
Provision for loan losses	877	16

Balance at end of period	$2,055	$2,055

There were no changes in the allowance for loan losses of the loan pools of the CUSO Student Loans in the three or nine months ended September 30, 2014, because the CUSO was not consolidated in our consolidated financial statements until September 30, 2014.

Adjustments to the interest income of a loan pool are recognized prospectively, if those adjustments are due to:

•	changes in variable interest rates; or

•	any other changes in the timing of the expected cash flows of the loan pools.

Loan Modifications and Charge Offs. Modifications were made to PCI Loans in the three and nine months ended September 30, 2015 and 2014 and were primarily due to forbearances granted with respect to the payment of those loans. We consider the impact of any modifications made to PCI Loans as part of our quarterly assessment of whether:

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

8.	Goodwill and Intangibles

We recognized goodwill and certain other intangible assets on our consolidated balance sheet as a result of the acquisition of:

•	certain assets and liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. on January 31, 2014;

•	the membership interests of Cable Holdings, LLC (“Cable Holdings”) on August 1, 2013; and

•	substantially all the assets and certain liabilities of Daniel Webster College on June 10, 2009.

The acquired intangible assets consist of certain identifiable intangible assets that are amortized over the asset’s estimated life, and indefinite-lived intangible assets, including goodwill. Goodwill represents the excess of the consideration paid over the estimated fair value of identifiable net assets acquired.

The following tables set forth the carrying value of our acquired amortizable intangible assets that are included in Other assets on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (months)
Amortizable intangible assets:
Customer relationships	$2,500	$(953)	$1,547	60
Non-compete agreements	1,120	(448)	672	60
Training materials	440	(272)	168	42
Accreditation	210	(188)	22	84

	$4,270	$(1,861)	$2,409

	As of September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (months)
Amortizable intangible assets:
Customer relationships	$2,500	$(453)	$2,047	60
Non-compete agreements	1,120	(224)	896	60
Training materials	440	(147)	293	42
Accreditation	210	(158)	52	84

	$4,270	$(982)	$3,288

All amortizable intangible assets are being amortized on a straight-line basis. Amortization expense for amortized intangible assets was:

•	$220 in the three months ended September 30, 2015;

•	$221 in the three months ended September 30, 2014;

•	$660 in the nine months ended September 30, 2015; and

•	$643 in the nine months ended September 30, 2014.

The following table sets forth our estimate of the amortization expense for our amortizable intangible assets in each of 2015 through 2019:

Fiscal Year Ending December 31,	Estimated Amortization Expense
2015	$880
2016	865
2017	734
2018	562
2019	28

$3,069

The following tables set forth the carrying value of our indefinite-lived intangible assets that are included in Other assets on our Condensed Consolidated Balance Sheets as of the dates indicated.

	As of September 30, 2015
	Gross Carrying Value	Accumulated Impairment Loss	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$7,247	$(7,247)	$0
Trademark	660	(410)	250

	$7,907	$(7,657)	$250

	As of September 30, 2014
	Gross Carrying Value	Accumulated Impairment Loss	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$7,247	$0	$7,247
Trademark	660	0	660

	$7,907	$0	$7,907

Indefinite-lived intangible assets include trademarks and goodwill, which are not amortized, since there are no legal, regulatory, contractual, economic or other factors that limit the useful life of those intangible assets by us.

Intangible assets that are not subject to amortization are required to be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. We perform our impairment evaluation annually, during the fourth quarter, or more frequently if facts and circumstances warrant. All of our goodwill relates to one reporting unit, the CPD, which is defined as one level below an operating segment.

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

We believe that, in the third quarter of 2015, certain events indicated that the goodwill associated with the acquisition of Cable Holdings and the Ascolta business (“CPD Goodwill”) may be impaired. CPD is experiencing slower than expected revenue and margin growth. While CPD’s revenues improved sequentially in the second and third quarters of 2015, its revenues for the fourth quarter of 2015 are projected to decline compared to the third quarter of 2015 and are projected to be significantly lower than the projections used in our most recent impairment analysis. As a result, we revised the financial projections that were used in our most recent impairment analysis to reflect our current estimates of the future operating performance of CPD. Using these updated projections, we performed an evaluation and determined that the CPD Goodwill was impaired, because the carrying value of the asset exceeded its estimated fair value.

As of the date of the filing of this report, we had not fully completed our analysis of the fair value of the CPD Goodwill. However, based on the work performed, we concluded that an impairment charge of $5,203 could be reasonably estimated. Therefore, we recorded a $5,203 charge for the impairment of the CPD Goodwill which is included in the line item Goodwill impairment on our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2015. We believe that the preliminary estimate of the impairment charge is reasonable and represents our estimate of the impairment charge to be incurred. The completion of our analysis is subject to the finalization of the fair value of the CPD Goodwill, which we expect to complete in the fourth quarter of 2015. Following the completion of the analysis, we will adjust our preliminary estimate, if necessary, and record any required adjustments in our consolidated financial statements for the year ended December 31, 2015.

To calculate the amount of the goodwill impairment charge, we estimated the fair value of the CPD reporting unit using a discounted cash flow method. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. In applying this methodology to calculate the fair value of the reporting unit, we used assumptions about future revenue and costs. In addition, the application of the discounted cash flow method requires judgment in determining a risk-adjusted discount rate. We considered the report of a third-party valuation firm in determining the risk-adjusted discount rate used for the valuation. The estimated fair value of the reporting unit was allocated to all of its assets and liabilities, including certain unrecognized intangible assets, in order to determine the implied fair value of the CPD Goodwill. This allocation process required judgment and the use of additional valuation assumptions in determining the individual fair values of the assets and liabilities of the reporting unit.

The assumptions and estimates underlying the fair value calculations used in our interim and annual impairment tests are uncertain by their nature and can vary significantly from actual results. Therefore, as circumstances and assumptions change, we may be required to recognize additional impairment charges for goodwill and other intangible assets in future periods.

9.	Debt

As of September 30, 2015, our Condensed Consolidated Balance Sheet included: (i) outstanding Term Loan (as defined below)

borrowings under the Financing Agreement, as described further below under “– Term Loans,” (ii) the PEAKS Senior Debt issued by the PEAKS Trust, which was consolidated in our consolidated financial statements beginning February 28, 2013, as described further below under “– PEAKS Trust Senior Debt,” and (iii) the CUSO Secured Borrowing Obligation of the CUSO, which was consolidated in our consolidated financial statements beginning September 30, 2014, as described further in Note 6 – Variable Interest Entities.

Term Loans. On December 4, 2014, we and certain of our subsidiaries entered into a Financing Agreement (the “Original Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), as administrative agent and collateral agent, and the lenders party thereto. Under the Original Financing Agreement, we borrowed $100,000 aggregate principal amount of senior secured term loans (the “Term Loans”). On December 23, 2014, we entered into Amendment No. 1 to Financing Agreement (“Amendment No. 1”), on March 17, 2015, we entered into Amendment No. 2 to Financing Agreement (“Amendment No. 2”), on May 26, 2015, we entered into a Limited Consent to Financing Agreement (the “FA Consent”) and on September 18, 2015, we entered into Amendment No. 3 to Financing Agreement (“Amendment No. 3”). The Original Financing Agreement, as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3, and including the FA Consent, is referred to herein as the “Financing Agreement.”

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

Amendment No. 3 provided for an amendment to the provision requiring us to prepay the outstanding principal of the Term Loans outstanding under the Financing Agreement in an amount equal to 100% of the Net Cash Proceeds (as defined in the Financing Agreement) received in connection with any Extraordinary Receipts (as defined in the Financing Agreement), modifying it to include two limited exceptions thereto which provide that:

•	we are only required to prepay the Term Loans in an aggregate amount of 66 2/3% of the federal income tax refund that is received by us as a result of us filing to carry back to a prior year the net taxable operating loss reported on our federal income tax return for the year ended December 31, 2014; and

•	we are not required to prepay the Term Loans with cash received from individual tax refunds to the extent that the amount of any such refund is less than $100.

We entered into Amendment No. 3 due to a federal income tax refund that we believe we will receive. We reported a net operating loss on our federal income tax return for the year ended December 31, 2014, and we expect to receive a federal income tax refund in an estimated amount of approximately $18,220 in connection with a claim to carry back our 2014 net operating loss to the tax year ended December 31, 2012. Pursuant to Amendment No. 3, upon receipt of this refund, assuming we receive the full amount estimated, we will be required to prepay the Term Loans in the amount of $12,147. We believe that we will receive the refund in the fourth quarter of 2015.

We estimate that we will make payments of approximately $30,800 under the PEAKS Guarantee and approximately $13,093, net of approximately $521 in recoveries, under the CUSO RSA in 2015. In 2016, we estimate that we will make payments of approximately $7,100 under the PEAKS Guarantee and approximately $18,200, net of approximately $2,255 of recoveries, under the CUSO RSA. The Financing Agreement limits the aggregate amount of payments that we can make related to the PEAKS Guarantee and the CUSO RSA to $45,000 under both programs in 2015 and to $35,000 under both programs in any year after 2015 that the Financing Agreement is in effect. See Note 12 – Commitments and Contingencies for a further discussion of our projected payments under the PEAKS Guarantee and CUSO RSA.

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

The Term Loans will mature on December 4, 2017. The Term Loans bear interest, at our option, at:

•	the higher of (a) the London Interbank Offered Rate (“LIBOR”) and (b) 1.00%, plus a margin of 8.50%; or

•	the highest of (a) 2.00%, (b) the federal funds rate plus 0.50%, (c) LIBOR plus 1.00% and (d) the U.S. Prime Rate, plus a margin of 8.00%.

The outstanding principal balance under the Financing Agreement must be repaid by us as set forth in the following table:

Scheduled Principal Repayment
Year	March(1)	June(1)	September(1)	December(1)
2015	$2,500	$2,500	$2,500	$2,500
2016	$5,000	$5,000	$5,000	$5,000
2017	$7,500	$7,500	$7,500	$47,500	(2)

(1)	First business day of the month.
(2)	Or the amount necessary to repay the then outstanding principal balance in full, which as of September 30, 2015 was $46,500.

In the nine months ended September 30, 2015, we made principal payments under the Financing Agreement of $8,500, which included $1,000 of Net Cash Proceeds (as defined in the Financing Agreement) related to state income tax refunds, which is included in the definition of Extraordinary Receipts in the Financing Agreement. In addition, the Financing Agreement provides for mandatory prepayment of outstanding principal in an amount equal to 50% of Excess Cash Flow (as defined in the Financing Agreement) calculated based on our financial results for the fiscal years ended December 31, 2015 and 2016. Any mandatory prepayment amounts due under this provision are payable with the scheduled principal payment due on the first business day of March of the following year. As of September 30, 2015, we believe that we may have a mandatory prepayment obligation of approximately $15,000 in 2016 under the Excess Cash Flow provision, based on our estimate of Excess Cash Flow for the fiscal year ending December 31, 2015. Our estimate of the amount of the mandatory prepayment obligation under the Excess Cash Flow provision is based on numerous assumptions which may not prove to be correct. As with any estimate, as facts and circumstances change, the estimated amount could change.

The Financing Agreement provides that we must pay a premium on any prepayment of outstanding principal (“Premium Payment”) that we make during the first two years of the Financing Agreement that is not specifically required under the mandatory prepayment provision. The Premium Payment for any such prepayment of principal is 2.0% of the amount of any prepayment we make through December 4, 2015, and 1.0% of the amount of any prepayment we make from December 5, 2015 through December 4, 2016.

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

The Financing Agreement requires us to maintain compliance with a Leverage Ratio (as defined in the Financing Agreement) and a Fixed Charge Coverage Ratio (as defined in the Financing Agreement), as well as with certain educational regulatory measurements. Compliance with the Leverage Ratio and the Fixed Charge Coverage Ratio is determined on a quarterly basis, covering certain prior periods as described in the Financing Agreement. We were in compliance with these covenants as of September 30, 2015. As of September 30, 2015, we estimated that we may be required to make prepayments of principal under the Term Loan in the approximate amount of $15,000 on or before March 31, 2016 (which will be reduced by any mandatory prepayment made under the Excess Cash Flow provision, as described above), $4,000 on or before June 30, 2016, and $34,000 on or before September 30, 2016, in order to maintain compliance with the Leverage Ratio requirements as of the end of each of the first three fiscal quarters of 2016. The amounts of these potential prepayments are based on estimates of our debt balances and income at the end of each of the first three fiscal quarters in 2016, and such estimates are subject to change. If we make these prepayments, we believe that, as a result, we may not be in compliance with the Fixed Charge Coverage Ratio as of September 30, 2016. If we are not in compliance with this covenant and cannot obtain a waiver of compliance with this covenant, we may be required to prepay the remaining balance of the Term Loans on or before September 30, 2016. Assuming that the prepayment amounts described above related to the Leverage Ratio are made in

2016, we estimate the remaining balance of the Term Loans as of September 30, 2016 would be approximately $8,900. Each of these principal prepayments would also require a Premium Payment of 1% of the prepayment amounts. We recorded the remaining carrying value of the Term Loans as a current liability on our September 30, 2015 Condensed Consolidated Balance Sheet, which represented our estimate of the amount of the carrying value that we expect will be due in the 12 months immediately following September 30, 2015.

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

We caused a letter of credit payable to the ED (the “ED Letter of Credit”) in the amount of $79,708 to be issued on October 31, 2014, which was issued pursuant to the Amended Credit Agreement and remained outstanding as of September 30, 2015. In addition, as of September 30, 2015, certain other letters of credit previously issued by JPMorgan Chase Bank, N.A. pursuant to the Amended Credit Agreement in an aggregate amount of approximately $2,293 remained outstanding. See Note 12 – Commitments and Contingencies, for a further discussion of the ED Letter of Credit.

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

Under the Amended Credit Agreement, we were required to provide and remain obligated to maintain cash collateral (in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit) for any letter of credit issued under the Amended Credit Agreement. As required, we utilized a portion of the proceeds from the Term Loans, as well as other funds, to provide cash collateral for the outstanding letters of credit in the amount of approximately $89,300. The cash collateral may be released partially to us from time to time upon cancellation, termination, expiration or reduction of the face amount of any of the outstanding letters of credit, provided that the remaining cash collateral is not less than 103% of the amount available to be drawn under the letters of credit then remaining outstanding, except the ED Letter of Credit, for which the cash collateral must be not less than 109% of the amount available to be drawn. In the nine months ended September 30, 2015, one of our letters of credit in the amount of $59 was terminated, which reduced the amount of cash collateral required to be maintained by us by approximately $60.

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

Interest Expense and Fees. The effective interest rate on our borrowings was approximately:

•	9.90% per annum in the three and nine months ended September 30, 2015 under the Financing Agreement;

•	3.40% per annum in the three months ended September 30, 2014 under the Amended Credit Agreement; and

•	4.40% per annum in the nine months ended September 30, 2014 under the Amended Credit Agreement.

The following table sets forth the total amount of interest expense and fees (including the commitment fees and fees for letters of credit under the Amended Credit Agreement and amortized debt discount under the Financing Agreement) that we recognized related to the Financing Agreement or the Amended Credit Agreement, in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense and fees	$3,466	$431	$10,305	$1,703

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

As of September 30, 2015, the outstanding principal balance of the PEAKS Senior Debt was $64,367 and the carrying value was $47,956. We recorded $20,534 as a current liability as of September 30, 2015, which represented our estimate of the amount of the carrying value that we expect to be due in the 12 months immediately following September 30, 2015.

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

The following table sets forth the total amount of interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense	$2,760	$5,261	$8,845	$16,875
Discount accretion	$1,455	$1,788	$4,475	$4,770

The amount of the PEAKS Senior Debt discount accretion is included in the interest expense line item in the above table and in the interest expense line item in our Condensed Consolidated Statements of Income.

The effective interest rate on the PEAKS Senior Debt was approximately:

•	15.6% per annum in the three months ended September 30, 2015;

•	14.7% per annum in the nine months ended September 30, 2015;

•	10.3% per annum in the three months ended September 30, 2014; and

•	10.0% per annum in the nine months ended September 30, 2014.

Asset/Liability Ratio. The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. We were not in compliance with those metrics as of September 30, 2015. For purposes of computing the Asset/Liability Ratio, as of September 30, 2015, the amount of the assets of the PEAKS Trust was $87,506 and the amount of the liabilities was $64,367. The amounts used to calculate the Asset/Liability Ratio primarily include, for the assets, the contractual balance of the PEAKS Trust Student Loans that have not defaulted, and, for the liabilities, the amount of the contractual balance of the PEAKS Senior Debt.

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

In order to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio, we made payments of $25,313 in the nine months ended September 30, 2015, and approximately $156,600 in the year ended December 31, 2014 under the PEAKS Guarantee that were applied by the PEAKS Trust to reduce the amount of the PEAKS Senior Debt. The amount paid in 2014 included the:

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

We also made additional payments under the PEAKS Guarantee in the year ended December 31, 2014 that were not related to maintaining the required Asset/Liability Ratio. All payments that we made under the PEAKS Guarantee in the nine months ended September 30, 2015 were related to maintaining the required Asset/Liability Ratio. See Note 12 – Commitments and Contingencies, for a further discussion of the payments made under the PEAKS Program in the nine months ended September 30, 2015 and in the year ended December 31, 2014, as well as our projected PEAKS Guarantee payments for 2015 through 2020.

The following table sets forth the estimated principal payments on the PEAKS Senior Debt in the periods indicated:

Fiscal Year Ending December 31,	Amount
2015	$40,671
2016	14,628
2017	7,920
2018	8,651
2019	9,545
2020	15,503

Total	$96,918

10.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,692	23,483	23,625	23,463
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	245	220	322	314

Outstanding shares for diluted earnings per share calculation	23,937	23,703	23,947	23,777

A total of approximately 1.6 million shares in the three months ended September 30, 2015 and 1.4 million shares in the nine months ended September 30, 2015 were excluded from the calculation of our diluted earnings per common share, because the effect was anti-dilutive. We excluded from the calculation of our diluted earnings per common share approximately 1.4 million shares in the three months ended September 30, 2014 and approximately 1.3 million shares in the nine months ended September 30, 2014, because the effect was anti-dilutive.

11.	Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost	$360	$506	$1,178	$1,518
Expected return on assets	(1,316)	(1,311)	(4,083)	(3,935)
Recognized net actuarial loss	0	0	1	0
Amortization of prior service (credit)	(388)	(389)	(1,166)	(1,166)

Net periodic pension (benefit)	$(1,344)	$(1,194)	$(4,070)	$(3,583)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

We did not make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three or nine months ended September 30, 2015 or 2014. We do not expect to make any significant contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2015.

The following table sets forth the changes in the components of Accumulated other comprehensive income on our Condensed Consolidated Balance Sheet in the nine months ended September 30, 2015:

	Defined Benefit Pension Items
	Accumulated Other Comprehensive Income	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income Net of Income Tax
Balance at December 31, 2014	$1,854	$(653)	$1,201
Amortization of:
Net actuarial loss	1	0	1
Prior service costs (credits)	(1,166)	451	(715)

Balance at September 30, 2015	$689	$(202)	$487

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of educational services	$841	$787	$2,603	$2,349
Student services and administrative expenses	503	407	1,467	1,234

Net periodic pension benefit	$1,344	$1,194	$4,070	$3,583

12.	Commitments and Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2015, the total face amount of those surety bonds was approximately $21,000. As of September 30, 2015, approximately $2,293 of letters of credit that we had caused to be issued to our workers’ compensation insurers and one of our state regulatory agencies were outstanding.

Our institutions’ failure to submit their 2013 audited consolidated financial statements and the 2013 compliance audits of their administration of the Title IV Programs in which they participate (“Compliance Audits”) to the ED by the due date resulted in sanctions imposed by the ED on our institutions that included, among other things, our institutions having to submit a letter of credit payable to the ED. We caused the ED Letter of Credit in the amount of $79,708 to be issued on October 31, 2014. The term of the ED Letter of Credit ends on November 4, 2019. As of September 30, 2015, the total amount of the outstanding letters of credit that we had caused to be issued was $82,001.

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

The following table sets forth the amounts and where our recorded liability related to our claims and contingencies were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of September 30, 2015	As of December 31, 2014	As of September 30, 2014
Other current liabilities	$42,054	$14,976	$14,494
Other liabilities	588	598	0

Total	$42,642	$15,574	$14,494

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Balance at beginning of period	$13,995		$126,074		$15,574		$125,880
Increases (decreases) from:
Additional accruals:
CUSO RSA	0		2,019		0		2,019
Other(1)	32,901		11,603		44,455		27,816
Payments, other(2)	(4,254)		(8,532)		(17,387)		(21,804)
Payments under the CUSO RSA	0	(3)	(1,809	)(4)	0	(3)	(4,556	)(4)
Elimination of CUSO RSA accrual(5)	0		(114,861)		0		(114,861)

Balance at end of period	$42,642		$14,494		$42,642		$14,494

(1)	Consists of accruals for legal fees and settlement amounts.
(2)	Consists of payments for legal and other contingencies.
(3)	We consolidated the CUSO in our consolidated financial statements as of September 30, 2014 and, as a result, we eliminated from our consolidated financial statements the amount of payments under the CUSO RSA that we made following the CUSO Consolidation. See below under “– Guarantees – CUSO RSA – Year-To-Date 2015 and Projected Future CUSO RSA Payments,” for information on the amount of payments that we made under the CUSO RSA in the nine months ended September 30, 2015. See Note 6 – Variable Interest Entities, for a further discussion of the CUSO Consolidation.
(4)	Consists of payments made under the CUSO RSA.
(5)	As a result of the CUSO Consolidation, in the three and nine months ended September 30, 2014, we eliminated from our consolidated financial statements the contingent liability related to the CUSO RSA that we had previously recorded.

In connection with estimating our recorded liability for claims and contingencies as of September 30, 2015, December 31, 2014 and September 30, 2014, we considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

We may resolve certain federal and state income tax matters presently under examination within the 12 months immediately following the date of this filing. As of September 30, 2015, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $10,100 in the 12 months immediately following the date of this filing due to the resolution of those matters.

We have presented settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters as a separate line item in our Condensed Consolidated Statements of Income. A portion of the amounts included in this line item represent expenses for various lawsuits, investigations and accounting matters that we believe are not representative of those normally incurred in the ordinary course of business. Certain of those lawsuits and investigations are described in detail, below. The expenses for the accounting matters included in this line item related primarily to:

•	services relating to accounting for the Private Education Loans in the three and nine months ended September 30, 2015; and

•	the audit work performed in connection with the assessment of the consolidation of the PEAKS Trust in the three and nine months ended September 30, 2014.

In addition, a portion of the amounts included in this line item for the three and nine months ended September 30, 2015 included our estimate of the amount of the loss that we believe is probable in order to settle certain lawsuits against us. We recognized a loss of $29,900 for the settlement of the New York Securities Litigation, the Indiana Securities Litigation and the Gallien Litigation (each defined and described in detail below), offset by $25,000 for the recovery from insurance for the New York Securities Litigation and the Indiana Securities Litigation. Our Condensed Consolidated Balance Sheet as of September 30, 2015 included $29,900 in Other current liabilities for the settlement of these lawsuits and $25,000 in Prepaid expenses and other current assets for the recovery from insurance for the New York Securities Litigation and the Indiana Securities Litigation. As of the date of the filing of this report, agreements have been executed by us, the plaintiffs and our insurance carriers for the settlement of the New York Securities Litigation and the Indiana Securities Litigation (the “Settlement Agreements”) for an aggregate of $29,500, of which $25,000, per the Settlement Agreements, will be paid to the plaintiffs by our insurance carriers. On November 2, 2015, the plaintiffs in the New York Securities Litigation and Indiana Securities Litigation filed the Stipulation and Agreement of Settlement documents and related exhibits with the courts and moved, along with other things, for the courts to preliminarily approve the settlements. The settlements of the New York Securities Litigation and Indiana Securities Litigation remain subject to the approval of the courts.

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 6 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of September 30, 2015, December 31, 2014 and September 30, 2014. While we no longer record a contingent liability for the PEAKS Guarantee on our Condensed Consolidated Balance Sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

Year-To-Date 2015 and Projected Future PEAKS Guarantee Payments. In the nine months ended September 30, 2015, we made payments under the PEAKS Guarantee of $25,313. We believe that it is probable that we will make additional payments under the PEAKS Guarantee and estimate that those payments may be approximately $5,500 from October 1, 2015 through December 31, 2015, $7,100 in 2016, $11 in 2017 and $13,200 in 2020. All of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $56,300 as of December 31, 2015 and $0 as of January 31, 2020. See Note 9 – Debt, for a further discussion of the PEAKS Senior Debt. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on PEAKS Trust Student Loans that remain in repayment and collect recoveries on PEAKS Trust Student Loans that have been charged off. The only obligation of the PEAKS Trust, at that time, will be the payment of the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $40,000 of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based.

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

See also “– PEAKS Program and CUSO RSA Payments in Certain Periods,” for additional information regarding certain payments we have made related to the PEAKS Program.

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

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of September 30, 2015, December 31, 2014 and September 30, 2014, the total collateral maintained in a restricted bank account was approximately $8,600. This amount was included in Collateral deposits on our Condensed Consolidated Balance Sheets as of each of those dates. The CUSO RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and that we deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the CUSO Program that exceeds a certain percentage as of the end of each fiscal quarter.

Under the CUSO RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the CUSO Program that have been charged off. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. We have claimed as an offset against amounts owed to us under the Revolving Note amounts that would have the effect of discharging our obligations with respect to certain charged off loans under the CUSO RSA. In addition, in the nine months ended September 30, 2015 and the year ended December 31, 2014, we made Discharge Payments to the CUSO. Making Discharge Payments results in us paying amounts to the CUSO in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligation in future periods under the CUSO RSA. See Note 6 – Variable Interest Entities, for a further discussion of Discharge Payments.

We concluded that we were required to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 6 – Variable Interest Entities, for a further discussion of the CUSO Consolidation. As a result, the assets and liabilities of the CUSO have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of September 30, 2015, December 31, 2014 and September 30, 2014. While we no longer record a contingent liability for the CUSO RSA on our Condensed Consolidated Balance Sheet beginning on September 30, 2014, our obligations under the CUSO RSA remain in effect.

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

We made the $6,544 Discharge Payment on June 10, 2015, which had the effect of reducing the amount of Regular Payments that we otherwise would have had to make in 2015 by approximately $2,000. The reason for the provision in the Sixth Amendment to CUSO RSA that permits us to defer to 2016 the payment of any amounts otherwise becoming due between June 8, 2015 and December 31, 2015 is because without such deferral, we believe that we would exceed the limitation under the Financing Agreement on amounts that we can pay in 2015 under the CUSO RSA and the PEAKS Guarantee. We deferred the full amount of the payments due in June 2015 through September 2015 under the CUSO RSA, which totaled approximately $3,402. Based on current information and assumptions, we believe that we will likely defer to January 2016 all of the payments that otherwise would have become due under the CUSO RSA between October 1, 2015 and December 31, 2015, which we estimate will total approximately $2,911. Recoveries of charged-off loans received by the CUSO from June 2015 through September 2015 and due to us were approximately $468 and were not paid to us. We believe that recoveries of charged-off loans received by the CUSO between October 1, 2015 and December 31, 2015 that are due to us will be approximately $311 and will not be paid to us. We expect to utilize those recovery amounts to offset against amounts that we pay under the CUSO RSA in January 2016. See the table below for additional information regarding our projections of the estimated amounts and timing of our future payments under the CUSO RSA.

Year-To-Date 2015 and Projected Future CUSO RSA Payments. In the nine months ended September 30, 2015, we made payments under the CUSO RSA of $13,093, which is net of $521 of recoveries from charged-off loans owed to us. As discussed above, we believe that we will not make any additional significant payments under the CUSO RSA in the remainder of 2015. We believe, however, that it is probable that we will make additional payments under the CUSO RSA in the future. We are entitled to all amounts that the CUSO recovers from loans in a particular loan pool made under the CUSO Program that have been charged-off, until all payments that we made under the CUSO RSA with respect to that loan pool have been repaid to us by the CUSO. Pursuant to the CUSO RSA, we have the right to offset amounts that we owe under the CUSO RSA by the amount of recoveries from charged-off loans made under the CUSO Program that are owed, but have not been paid, to us. The following table sets forth, in the periods indicated, our projections of the estimated amounts of Regular Payments and Discharge Payments that we expect to pay (or that we expect will be owed by us, which amounts could be reduced prior to payment thereof by the amount of recoveries from charged-off loans owed to us as described in the immediately preceding sentence) and the estimated amounts of recoveries from charged-off loans that we expect to be paid to us by the CUSO (or that we may utilize to offset a portion of the amounts of Regular Payments or Discharge Payments owed by us):

Period	Estimated Regular Payments		Estimated Discharge Payments	Estimated Recoveries		Estimated Total Payments, Net
October 1 through December 31, 2015	$0	(1)	$0	$0	(2)	$0	(1)(2)
Year ended December 31, 2016	20,415	(1)	0	(2,255	)(3)	18,160	(1)(3)
Year ended December 31, 2017	14,916		0	(1,535)		13,381
Years ended December 31, 2018 and later	0		74,427	(1,560)		72,867

Total	$35,331		$74,427	$(5,350)		$104,408	(4)

(1)	This amount assumes that, pursuant to the Sixth Amendment to CUSO RSA, we elect to defer to 2016 all additional CUSO RSA payments that otherwise would have become due in 2015 after June 8, 2015, which we estimate will be approximately $6,313.
(2)	This amount excludes $779 of recoveries from charged-off loans that we have estimated were or will be received by the CUSO between June 8, 2015 and December 31, 2015 and owed to us, which we expect to offset against amounts paid by us under the CUSO RSA in 2016.
(3)	This amount reflects (a) recoveries from charged-off loans that we have estimated will be received by the CUSO between June 8, 2015 and December 31, 2015 and owed to us, which we expect to offset against amounts paid by us under the CUSO RSA in 2016, and (b) recoveries from charged-off loans that we estimate will be received by the CUSO, owed to us and offset against amounts paid by us in 2016.
(4)	The estimated amount of future payments under the CUSO RSA assumes that an offset that we made in 2013 of certain payment obligations under the CUSO RSA against the CUSO’s obligations owed to us under the Revolving Note will not be determined to have been improper. See “– PEAKS Program and CUSO RSA Payments in Certain Periods” below for a further discussion of that offset. In the event that offset is determined to be improper, we may be required to pay the CUSO approximately $9,900, net of approximately $1,049 of recoveries from charged-off loans, which would be in addition to the estimated payment amounts set forth in this table.

We believe that the vast majority of the $74,427 of estimated payments projected to be payable by us after 2017 will be paid in 2018, net of any recoveries that we offset. The estimated future payment amounts and timing related to the CUSO RSA assume, among other factors, that we do not make any Discharge Payments in 2015, 2016 or 2017 (other than the Discharge Payments made in March 2015 pursuant to the terms of the Fifth Amendment to CUSO RSA and in June 2015 pursuant to the terms of the Sixth Amendment to CUSO RSA) and do make Discharge Payments to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, we estimate that we would make approximately $98,255 of Regular Payments in 2018 through approximately 2026. Of this amount, approximately $14,250 to $17,000 would be paid annually in each of 2018 through 2021, and approximately $33,900, in the aggregate, would be paid in 2022 through 2026.

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

In the year ended December 31, 2014, the CUSO did not remit to us $475 of recoveries from charged-off loans that were owed to us. See also “– PEAKS Program and CUSO RSA Payments in Certain Periods,” for additional information regarding certain payments we have made related to the CUSO Program.

PEAKS Program and CUSO RSA Payments in Certain Periods. The following table sets forth the approximate aggregate amount of guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program and CUSO RSA in the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
Type of Payment	2015		2014		2015		2014
Guarantee:
PEAKS Program	$4,856		$52,517		$25,313		$94,318
CUSO RSA Regular Payments	0	(1)	1,809	(2)	3,840	(3)	4,556	(2)
CUSO RSA Discharge Payments	0		0		9,253		0
Payments on Behalf of Borrowers	0		0		0		1,832

Total	$4,856		$54,326		$38,406		$100,706

(1)	As described above, we deferred payment of $2,574 of Regular Payments, that otherwise would have been due during this period, to January 2016. In addition, the amount of the recoveries of charged-off loans received by the CUSO during this period that are due but have not been paid to us and that we expect to offset against these Regular Payments was $351.
(2)	This amount is net of $156 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA.
(3)	This amount is net of $521 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA. In addition, we deferred payment of $3,402 of Regular Payments, that otherwise would have been due during this period, to January 2016. We also expect to utilize the amount of recoveries of charged-off loans received by the CUSO during this period that has not been paid to us, which totaled approximately $468, to offset against amounts that we expect to pay under the CUSO RSA in January 2016.

Excluding the recoveries of charged-off loans received by the CUSO between June 2015 and September 2015, the CUSO did not remit to us, and we did not offset payments under the CUSO RSA, for the following amounts of recoveries from charged-off loans that were owed to us:

•	$0 in the three and nine months ended September 30, 2015;

•	$0 in the three months ended September 30, 2014; and

•	$475 in the nine months ended September 30, 2014.

The amounts of recoveries from charged-off loans that were owed to us by the CUSO, but not paid or offset, as of September 30, 2015, December 31, 2014 and September 30, 2014, were not recorded in our consolidated financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the CUSO Consolidation.

In the three and nine months ended September 30, 2015 and 2014, we did not offset any amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note. In the first quarter of 2013, we notified the CUSO that we had determined that the CUSO was in default of its obligations to us under the agreement pursuant to which the Revolving Note was issued and, as a result of that default, all amounts under the Revolving Note were immediately due and payable. We also notified the CUSO that we would not make payments under the CUSO RSA until we received credit for the full amount due us under the Revolving Note, based on the provisions of the CUSO Program documents that allow us to set off amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note. At that time, the outstanding amount of the Revolving Note due to us was approximately $8,200, representing principal and accrued interest.

In response to our notification, the CUSO denied that it was in default and refused our demand to immediately pay the Revolving Note in full. As a consequence, over the period from February 2013 through August 2013, we offset our then current payment obligations under the CUSO RSA and the amount of Discharge Payments we elected to make during that period against all of the CUSO’s obligations owed to us under the Revolving Note (the “Offset”).

We understand that the CUSO’s position is that the Offset was improper, because it has not defaulted and, even if it had defaulted, the assets of the CUSO against which we could offset or exercise our other remedies were limited. We further understand the CUSO’s position to be that, because the Offset was improper, we are in default under the CUSO RSA. In April 2013, the CUSO notified us that it had taken control of the restricted account containing the cash collateral that we deposited to secure our obligations under the CUSO RSA (the “Collateral”). To our knowledge, the CUSO has taken no further action related to the Collateral. We believe that our good faith exercise of our right of offset provided for in the CUSO Program documents does not constitute an event of default under the CUSO RSA, and that the CUSO’s seizure of control of the restricted account containing the Collateral constitutes an additional default by the CUSO. We cannot assure you, however, that the Offset will ultimately be determined to have been proper. In the event of a default by us under the CUSO RSA related to the Offset, we may be required to pay to the CUSO approximately $9,900 net of approximately $1,049 of recoveries from charged-off loans that are owed, but have not been paid, to us. If, instead, the CUSO was to withdraw Collateral in that amount from the restricted bank account, we would be required to deposit that amount of cash in the account to maintain the required level of Collateral.

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

        On March 11, 2013, a complaint in a securities class action lawsuit was filed against us, one of our current executive officers and one of our former executive officers in the United States District Court for the Southern District of New York under the following caption: William Koetsch, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Koetsch Litigation”). On April 17, 2013, a complaint in a securities class action lawsuit was filed against us, one of our current executive officers and one of our former executive officers in the United States District Court for the Southern District of New York under the following caption: Massachusetts Laborers’ Annuity Fund, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “MLAF Litigation”). On July 25, 2013, the court consolidated the Koetsch Litigation and MLAF Litigation under the following caption: In re ITT Educational Services, Inc. Securities Litigation (the “New York Securities Litigation”), and named the Plumbers and Pipefitters National Pension Fund and Metropolitan Water Reclamation District Retirement Fund as the lead plaintiffs. On October 7, 2013, an amended complaint was filed in the New York Securities Litigation, and on January 15, 2014, a second amended complaint was filed in the New York Securities Litigation. The second amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by:

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

The putative class period in this action is from April 24, 2008 through February 25, 2013. The plaintiffs seek, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and such equitable/injunctive and other relief as the court deems appropriate. On July 22, 2014, the district court denied most of our motion to dismiss all of the plaintiffs’ claims for failure to state a claim for which relief can be granted. On August 5, 2014, we filed our answer to the second amended complaint denying all of the plaintiffs’ claims. Plaintiffs filed their motion for class certification on March 27, 2015. On June 16, 2015, to facilitate the parties’ efforts to resolve this action by mediation, the court entered a stipulation and order providing for a three-month stay of all proceedings. On September 14, 2015, the court extended the stay by an additional two months.

Following a mediation which began in the third quarter of 2015, the parties came to an agreement in principle to settle the New York Securities Litigation. On November 2, 2015, the parties in the New York Securities Litigation entered into a Stipulation and Agreement of Settlement (the “New York Settlement”) to resolve the action in its entirety. Under the terms of the New York Settlement, we and/or our insurers would make a payment of $16,962 in exchange for the release of claims against the defendants and other released parties, by the plaintiffs and all settlement class members, and for the dismissal of the action with prejudice. The New York Settlement remains subject to the approval of the court. Prior to any final court approval of the New York Settlement, potential settlement class members (all persons and entities who purchased or otherwise acquired our common stock between April 24, 2008 and February 25, 2013, both dates inclusive (with limited exclusions)) would have an opportunity to exclude themselves from participating in the New York Settlement or to raise objections with the court regarding the New York Settlement or any part thereof. On November 2, 2015, the plaintiffs in the New York Securities Litigation filed the New York Settlement and related exhibits with the court and moved, among other things, for the court to preliminarily approve the New York Settlement, to approve the contents and procedures for notice to potential settlement class members, to certify the New York Securities Litigation as a class action for settlement purposes only, and to schedule a hearing for the court to consider final approval of the New York Settlement.

The New York Settlement contains no admission of liability, and all of the defendants in the New York Securities Litigation have expressly denied, and continue to deny, all allegations of wrongdoing or improper conduct. If both the New York Settlement and the Indiana Settlement (as defined below) are approved by the respective courts in New York and Indiana, our insurance carriers will fund a combined $25,000 collectively towards the settlement payments for the New York Settlement and the Indiana Settlement. In the event that the New York Settlement is not approved by the court or otherwise does not become effective, all of the defendants intend to continue to defend themselves vigorously against the allegations made in the second amended complaint.

        On September 30, 2014, a complaint in a securities class action lawsuit was filed against us, one of our current executive officers and one of our former executive officers in the United States District Court for the Southern District of Indiana under the following caption: David Banes, on Behalf of Himself and All Others Similarly Situated v. Kevin M. Modany, et al. (the “Banes Litigation”). On October 3, 2014, October 9, 2014 and November 25, 2014, three similar complaints were filed against us, one of our current executive officers and one of our former executive officers in the United States District Court for the Southern District of Indiana under the following captions: Babulal Tarapara, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc. et al. (the “Tarapara Litigation”), Kumud Jindal, Individually and on Behalf of All Others Similarly Situated v. Kevin Modany, et al. (the “Jindal Litigation”) and Kristopher Hennen, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc. et al. (the “Hennen Litigation”). On November 17, 2014, the Tarapara Litigation and the Jindal Litigation were consolidated into the Banes Litigation. On January 21, 2015, the Hennen Litigation was consolidated into that consolidated action (the “Indiana Securities Litigation”). On December 1, 2014, motions were filed in the Indiana Securities Litigation for the appointment of lead plaintiff and lead counsel. On March 16, 2015, the court appointed a lead plaintiff and lead counsel. Subsequently, the caption for the Indiana Securities Litigation was changed to the following: In re ITT Educational Services, Inc. Securities Litigation (Indiana).

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

The putative class period in the Indiana Securities Litigation is from February 26, 2013 through May 12, 2015. The plaintiffs in the Indiana Securities Litigation seek, among other things, the designation of the action as a proper class action, an award of unspecified compensatory damages against all defendants, interest, costs, expenses, counsel fees and expert fees, and such other relief as the court deems proper. On July 14, 2015, to facilitate the parties’ efforts to resolve this action by mediation, the court granted a joint motion for a stay of proceedings until October 13, 2015. On October 13, 2015, the court extended the stay to October 27, 2015. On October 27, 2015, the court further extended the stay. On November 3, 2015, due to the filing of the Indiana Settlement (defined below), the stay was lifted.

Following a mediation that began in the third quarter of 2015, the parties came to an agreement in principle to settle the Indiana Securities Litigation. On November 2, 2015, the parties in the Indiana Securities Litigation entered into a Stipulation and Agreement of Settlement (the “Indiana Settlement”) to resolve the action in its entirety. Under the terms of the Indiana Settlement, we and/or our insurers would make a payment of $12,538 in exchange for the release of claims against the defendants and other released parties, by the plaintiffs and all settlement class members, and for the dismissal of the action with prejudice. The Indiana Settlement remains subject to the approval of the court. Prior to any final court approval of the Indiana Settlement, potential settlement class members (all persons and entities who purchased or otherwise acquired our common stock, purchased or otherwise acquired call options on our common stock, or wrote put options on our common stock, between February 26, 2013 and May 12, 2015, both dates inclusive (with limited exclusions)) would have an opportunity to exclude themselves from participating in the Indiana Settlement or to raise objections with the court regarding the Indiana Settlement or any part thereof. On November 2, 2015, the plaintiffs in the Indiana Securities Litigation filed the Indiana Settlement and related exhibits with the court and moved, among other things, for the court to preliminarily approve the Indiana Settlement, to approve the contents and procedures for notice to potential settlement class members, to certify the Indiana Securities Litigation as a class action for settlement purposes only, and to schedule a hearing for the court to consider final approval of the Indiana Settlement.

The Indiana Settlement contains no admission of liability, and all of the defendants in the Indiana Securities Litigation have expressly denied, and continue to deny, all allegations of wrongdoing or improper conduct. If both the Indiana Settlement and the New York Settlement are approved by the respective courts in Indiana and New York, our insurance carriers will fund a combined $25,000 collectively towards the settlement payments for the Indiana Settlement and the New York Settlement. In the event that the Indiana Settlement is not approved by the court or otherwise does not become effective, all of the defendants intend to continue to defend themselves vigorously against the allegations made in the amended complaint.

        On May 8, 2013, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, one of our former executive officers, all but two of our current Directors, and one former Director in the United States District Court for the Southern District of New York under the following caption: Sasha Wilfred, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Wilfred Litigation”). On August 6, 2013, the parties agreed to stay the Wilfred Litigation until the New York Securities Litigation was dismissed with prejudice or the defendants filed an answer in the New York Securities Litigation. On September 8, 2014, the district court approved the parties’ agreement for an additional stay of the Wilfred Litigation, until the earlier of a final disposition of the New York Securities Litigation or 30 days after written notice terminating the stay was provided by any of the parties in the Wilfred Litigation to all other parties. On October 15, 2014, the plaintiff terminated the stay. Following plaintiff’s termination of the stipulated stay, an amended complaint was filed on November 17, 2014. On January 5, 2015, the defendants moved to dismiss or stay the Wilfred Litigation. On July 2, 2015, plaintiff requested leave from the court to file a second amended complaint. By order dated July 28, 2015, the court granted plaintiff’s request to file an amended complaint and denied the defendants’ pending motion to dismiss the earlier complaint as moot. The court also consolidated the Wilfred Litigation and the Nottenkamper Litigation (defined below), and plaintiff Sasha Wilfred was appointed as lead plaintiff in the consolidated action. On August 21, 2015, plaintiff filed a consolidated amended complaint that alleges, among other things, that the defendants violated state law, including breaching their fiduciary duties to us, grossly mismanaging us, abusing their control of us, wasting our corporate assets and being unjustly enriched, by:

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

The consolidated amended complaint also refers to certain issues and events that arose subsequent to the commencement of the Wilfred Litigation, including among other things, the agreements that we entered into with Mr. Modany and Mr. Fitzpatrick, dated August 4, 2014 and April 29, 2015, respectively, setting forth the terms of their resignations (the “Resignation Agreements”), the CFPB complaint against us, our submission of a letter of credit to the ED, our restatement of certain financial results, our receipt of a Wells Notice from the SEC, and the SEC complaint against us.

The consolidated amended complaint seeks:

•	unspecified damages;

•	restitution;

•	disgorgement of all profits, benefits and other compensation obtained by the individual defendants;

•	an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures; and

•	costs and disbursements, including attorneys’, accountants’ and experts’ fees, costs and expenses.

On September 16, 2015, plaintiff Janice Nottenkamper was appointed as a co-lead plaintiff in the Wilfred Litigation. On September 16, 2015, the court also entered a stipulation and order providing for a three-month stay of all proceedings to facilitate the parties’ efforts to resolve this consolidated action by mediation.

On May 27, 2014, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, one of our former executive officers, all but two of our current Directors, and two former Directors in the United States District Court for the District of Delaware under the following caption: Janice Nottenkamper, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Nottenkamper Litigation”). On November 14, 2014, an amended complaint was filed in the Nottenkamper Litigation. The amended complaint alleges, among other things, that the defendants breached their fiduciary duties to us, were unjustly enriched, abused their control of us and grossly mismanaged us by:

•	causing or allowing us to disseminate to our shareholders materially misleading and inaccurate information relating to a series of risk-sharing agreements through SEC filings, press releases, conference calls, and other public statements and disclosures;

•	causing or allowing us to misrepresent material facts regarding student financing;

•	willfully ignoring obvious and pervasive problems with our internal controls and practices and procedures, and failing to make a good faith effort to correct these problems or prevent their recurrence;

•	violating and breaching fiduciary duties of care, loyalty, good faith, diligence and candor;

•	causing or allowing us to misrepresent material facts regarding our financial position and business prospects; and

•	abandoning and abdicating their responsibilities and duties with regard to prudently managing our businesses in a manner imposed upon them by law; and

•	permitting Mr. Modany to resign as our Chief Executive Officer and allowing us to enter into the Resignation Agreement with him, setting forth the terms of Mr. Modany’s resignation.

The amended complaint seeks:

•	unspecified damages;

•	restitution;

•	disgorgement of all profits, benefits and other compensation obtained by the individual defendants;

•	an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures; and

•	costs and disbursements, including attorneys’, accountants’ and experts’ fees, costs and expenses.

        On January 13, 2015, the defendants filed a motion to dismiss the Nottenkamper Litigation, as well as a separate motion to stay the litigation or to transfer the litigation to the United States District Court for the Southern District of New York. On April 29, 2015, the Nottenkamper Litigation was transferred to the District Court for the Southern District of New York. On May 6, 2015, the Nottenkamper plaintiff moved to consolidate the Nottenkamper Litigation and the Wilfred Litigation. On June 2, 2015, the court denied the consolidation motion without prejudice to renewal. On July 28, 2015, the New York court consolidated the Nottenkamper Litigation into the Wilfred Litigation, appointed plaintiff Sasha Wilfred as the lead plaintiff in the consolidated action, and denied the motions to dismiss that had been pending in both the Nottenkamper Litigation and the Wilfred Litigation as moot. On August 21, 2015, a consolidated amended complaint was filed in the Wilfred Litigation, as discussed above. On September 16, 2015, plaintiff Janice Nottenkamper was appointed as a co-lead plaintiff in the Wilfred Litigation. On September 16, 2015, the court also entered a stipulation and order providing for a three-month stay of all proceedings to facilitate the parties’ efforts to resolve the Wilfred Litigation by mediation.

On December 23, 2014, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, one of our former executive officers, all but four of our current Directors, and one former Director in the United States District Court for the Southern District of Indiana under the following caption: Michelle Lawrence, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Lawrence Litigation”). The complaint alleges, among other things, that the individual defendants breached their fiduciary duties to us, abused their control, grossly mismanaged us and were unjustly enriched by:

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

On March 11, 2015, the district court approved the parties’ agreement to stay the Lawrence Litigation, until the earlier of: the passage of 30 days after written notice of termination has been provided by any party, or the Indiana Securities Litigation is dismissed with prejudice or an answer in the Indiana Securities Litigation is filed.

On July 1, 2015, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, one of our former executive officers, all but two of our current Directors, and one former Director in the Marion Circuit Court, Indianapolis, Indiana under the following caption: William McKee, Derivatively on behalf of ITT Educational Services, Inc. v. Kevin Modany, et al. (the “McKee Litigation”). The complaint alleges, among other things, that the individual defendants breached their fiduciary duties to us by:

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

        On August 7, 2015, the court approved the parties’ agreement to stay the McKee Litigation, until the earlier of: the passage of 30 days after written notice of termination has been provided by any party, or a settlement of the Indiana Securities Litigation is approved by the court in that action, or the Indiana Securities Litigation is dismissed with prejudice, or an answer in the Indiana Securities Litigation is filed.

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

On July 30, 2015, we filed a motion to dismiss the New Mexico Litigation on several grounds. On August 20, 2015, the New Mexico Attorney General filed a motion for partial summary judgment, and on October 13, 2015, the New Mexico Attorney General withdrew the motion for partial summary judgment.

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

Following a mediation that began in the third quarter of 2015, the parties came to an agreement in principle to settle the Gallien Litigation on a class-wide basis for $400. On October 28, 2015, the parties executed a Stipulation of Class Action Settlement (the “Gallien Settlement”) to document the terms and conditions of the settlement. In connection with the Gallien Settlement and subject to court approval, the settlement is based on claims made with a specific reversion of funds paid back to us, depending on the number of claims made by settlement class members for individual settlement payments. Under the terms specified in the Gallien Settlement, 55% of a net settlement amount of approximately $204 must be paid to settlement class members in the form of individual settlement payments. In the event the settlement is not approved by the court or otherwise does not become effective, we intend to continue to defend ourselves vigorously against the allegations made in the amended complaint.

On May 12, 2015, the SEC filed a civil enforcement action against us, our Chief Executive Officer, Kevin M. Modany, and our former Chief Financial Officer, Daniel M. Fitzpatrick, in the United States District Court for the Southern District of Indiana under the following caption: United States Securities and Exchange Commission v. ITT Educational Services, Inc., Kevin M. Modany and Daniel M. Fitzpatrick (the “SEC Litigation”). As we previously disclosed, we received several SEC subpoenas beginning on February 8, 2013. The SEC’s subpoenas requested the production of documents and communications that, among other things, relate to our actions, disclosures, and accounting associated with the CUSO Program and the PEAKS Program. We provided the information requested, including testimony of senior employees. On August 7, 2014, we received a “Wells Notice” from the Staff of the SEC notifying us that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against us. According to the Staff, the enforcement action would allege violations of Sections 10(b), 13(a) and 13(b)(2) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13 and 13a-15 under the Exchange Act. Under the SEC’s procedures, a recipient of a Wells Notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the SEC that such an action should not be brought. We made submissions to the Staff in response to the Wells Notice we received that set forth why the factual record does not support the enforcement action recommended by the Staff and explained that any of our perceived shortcomings were acts taken in good faith. Our Chief Executive Officer and former Chief Financial Officer each made similar submissions.

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

On October 30, 2012, we received a Civil Investigative Demand (“CID”) from the Massachusetts Office of the Attorney General (“MAG”). The MAG’s CID provides that the MAG is investigating allegations that we may have violated Massachusetts General Laws, Chapter 93A, Section 2(a) by “engaging in unfair or deceptive practices in connection with marketing and advertising job placement and student outcomes, the recruitment of students, and the financing of education.” The MAG has since requested additional information from us, including through two follow up CIDs. The MAG’s CID contains broad requests for production of documents related to our students in Massachusetts, including the financial aid available to those students, our recruitment of those students, the career services that we offer to those students, our marketing and advertising, the retention and graduation rates of those students and many other aspects of our business. We are cooperating with the MAG in its investigation, and we have provided documentation, communications and other information to the MAG in response to the CID. We believe that our acts and practices relating to our students in Massachusetts are lawful. There can be no assurance, however, that the ultimate outcome of the MAG investigation will not have a material adverse effect on our financial condition, results of operations and/or cash flows.

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

In September 2015, we received a CID from the U.S. Department of Justice (“DOJ”). The CID provides that the purpose of the investigation is to determine whether there is or has been a violation of the False Claims Act and whether we knowingly submitted false statements in violation of the ED’s Program Participation Agreement regulations. The CID contains requests for production of documents and answers to interrogatories that we believe are principally related to our compliance with the ED’s compensation regulations. We believe that our practices with respect to compensation matters are in compliance with applicable laws and regulations, and we are cooperating with the DOJ in responding to the CID. The ultimate outcome of the DOJ investigation, however, could have a material adverse effect on our financial condition, results of operations and/or cash flows.

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

See Note 6 – Variable Interest Entities, for additional information.

Our institutions’ failure to submit their 2013 audited consolidated financial statements and 2013 Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to submit a letter of credit, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We caused the ED Letter of Credit to be issued on October 31, 2014. The term of the ED Letter of Credit ends on November 4, 2019. We have implemented procedures to address HCM, which requirements are not expected to significantly impact the timing of our receipt of Title IV Program funds. See Note 9 – Debt, for additional information. On October 19, 2015, we received a letter from the ED identifying additional procedures that we are required to implement as a result of the identification of certain past deficiencies. These additional procedures will result in the delay of our receipt of Title IV Program funds. While these additional procedures will affect the timing of our receipt of Title IV Program funds and impose an administrative burden on us, we do not expect them to have a significant negative effect on our overall cash flow or operations. The letter also states that we are required to provide certain additional information and reporting to the ED on a regular basis. We have implemented, and are in the process of implementing, measures to comply with the ED’s requirements.

•	As of September 30, 2015, approximately $89,200 was held as cash collateral for the letters of credit outstanding for our account. The funds held as cash collateral are not available for use by us, and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon. The funds held as cash collateral will remain subject to such restriction and potential use until the cancellation, termination, expiration or reduction of the face amount of the outstanding letters of credit. The remaining amount of cash collateral at any time may not be less than 103% of the amount available to be drawn under the letters of credit then remaining outstanding, except the ED Letter of Credit, for which the cash collateral must not be less than 109% of the amount available to be drawn. See Note 9 – Debt, for additional information.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements, tax matters and employee-related matters, among others. See Note 12 – Commitments and Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

•

Although we have consolidated both the PEAKS Trust and the CUSO, and we no longer record a contingent liability related to those programs on our Consolidated Balance Sheets, our significant guarantee obligations under the PEAKS Guarantee and the CUSO RSA (collectively, the “RSAs”) remain in effect. In 2014, we made payments of approximately $159,300 under the PEAKS Guarantee, $1,832 of Payments on Behalf of Borrowers and approximately $9,139, net of $466 of recoveries owed to us that we offset against amounts that we owed to the CUSO, related to the CUSO RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $30,800 in 2015, $7,100 in 2016 and $11 in 2017. In addition, based upon various assumptions, including the historical and projected performance and collections of the private education loans under the CUSO Program, we believe that we will make payments under the CUSO RSA, net of recoveries, of approximately $13,093 in 2015, $18,160 in 2016 and $13,381 in 2017. See Note 9 – Debt and Note 12 – Commitments and Contingencies for a further discussion of the RSAs and estimated payment amounts.

•	On December 4, 2014, we borrowed $100,000 aggregate principal amount of senior secured Term Loans. The proceeds of the Term Loans, along with other funds, were used to provide the cash collateral for outstanding letters of credit, to repay all outstanding borrowings under the Amended Credit Agreement and to pay fees in connection with the Financing Agreement. As a result, no portion of the proceeds of the Term Loans is available for working capital or other uses. Further, the funds held as cash collateral are not available for use by us to fund our operations.

•	We had negative working capital as of September 30, 2015, December 31, 2014 and September 30, 2014, primarily due to the impact of the Consolidated VIEs.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our payments under the RSAs, working capital, loan repayment, loan prepayment and capital expenditure requirements over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the RSAs or repay or prepay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. Accordingly, our consolidated financial statements contained in this Quarterly Report on Form 10-Q were prepared on the basis that we will continue to operate as a going concern. There can be no assurance, however, that the ultimate outcome of those events, whether individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially from those expressed in our forward-looking statements are the following:

•	the impact of adverse actions by the ED related to lawsuits against us, deficiencies and our failure to submit our 2013 audited financial statements and 2013 compliance audits to it by the due date;

•	the impact of our consolidation of variable interest entities on us and the regulations, requirements and obligations that we are subject to;

•	our inability to obtain any required amendments or waivers of noncompliance with covenants under the Financing Agreement;

•	our failure to comply with the extensive education laws and regulations and accreditation standards that we are subject to;

•	our inability to remediate material weaknesses, or the discovery of additional material weaknesses, in our internal control over financial reporting;

•	the impact of our late filings with the SEC;

•	our exposure under our guarantees related to private education loan programs;

•	the outcome of litigation, investigations and claims against us;

•	the failure of potential settlements to be approved and finalized on the proposed terms;

•	the effects of the cross-default provisions in the Financing Agreement;

•	changes in federal and state governmental laws and regulations with respect to education and accreditation standards, or the interpretation or enforcement of those laws and regulations, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•	business conditions in the postsecondary education industry and in the general economy;

•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our campuses;

•	our ability to implement our growth strategies;

•	our ability to retain or attract qualified employees to execute our business and growth strategies;

•	our failure to maintain or renew required federal or state authorizations or accreditations of our campuses or programs of study;

•	receptivity of students and employers to our existing program offerings and new curricula;

•	our ability to repay moneys we have borrowed; and

•	our ability to collect internally funded financing from our students.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our 2014 Form 10-K and in Part II, Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015 and in this report. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

In the nine months ended September 30, 2015:

•	we made payments aggregating $38.4 million under the PEAKS Guarantee and the CUSO RSA;

•	we made principal, interest and fee payments aggregating $15.5 million under the Financing Agreement; and

•	our new student enrollment decreased 17.6% compared to the nine months ended September 30, 2014.

        We continue to have significant cash payment obligations in connection with the PEAKS Program and the CUSO Program. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately:

•	$30.8 million in 2015;

•	$7.1 million in 2016;

•	less than $0.1 million in 2017; and

•	$13.2 million in 2020.

In the nine months ended September 30, 2015, we made payments under the CUSO RSA of approximately $13.1 million, net of $0.5 million of recoveries. Based on various assumptions, including the historical and projected performance and collections of the

CUSO Student Loans, the following table sets forth, in the periods indicated, our projections of the estimated amount of Regular Payments and Discharge Payments that we expect to pay (or that we expect will be owed by us, which amounts could be reduced prior to payment thereof by the amount of recoveries from charged-off loans owed to us) and the estimated amount of recoveries from charged-off loans that we expect to be paid to us by the CUSO (or that we may utilize to offset a portion of the amounts of Regular Payments or Discharge Payments owed by us):

Period	Estimated Regular Payments		Estimated Discharge Payments	Estimated Recoveries		Estimated Total Payments, Net
	(In thousands)
October 1 through December 31, 2015	$0	(1)	$0	$0	(2)	$0	(1)(2)
Year ended December 31, 2016	20,415	(1)	0	(2,255	)(3)	18,160	(1)(3)
Year ended December 31, 2017	14,916		0	(1,535)		13,381
Years ended December 31, 2018 and later	0		74,427	(1,560)		72,867

Total	$35,331		$74,427	$(5,350)		$104,408	(4)

(1)	This amount assumes that, pursuant to the Sixth Amendment to CUSO RSA, we elect to defer to 2016 all additional CUSO RSA payments that otherwise would have become due in 2015 after June 8, 2015, which we estimate will be approximately $6.3 million.
(2)	This amount excludes $0.8 million of recoveries from charged-off loans that we have estimated were or will be received by the CUSO between June 8, 2015 and December 31, 2015 and owed to us, which we expect to offset against amounts paid by us under the CUSO RSA in 2016.
(3)	This amount reflects (a) recoveries from charged-off loans estimated to be received by the CUSO between June 8, 2015 and December 31, 2015 and owed to us, which we expect to offset against amounts paid by us under the CUSO RSA in 2016, and (b) recoveries from charged-off loans that we estimate will be received by the CUSO, owed to us and offset against amounts paid by us in 2016.
(4)	The estimated amount of future payments under the CUSO RSA assumes that the Offset that we made in 2013 of certain payment obligations under the CUSO RSA against the CUSO’s obligations owed to us under the Revolving Note will not be determined to have been improper. See Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for a further discussion of that Offset. In the event that Offset is determined to be improper, we may be required to pay the CUSO approximately $9.9 million, net of approximately $1.0 million of recoveries from charged-off loans, which would be in addition to the estimated payment amounts set forth in this table.

We believe that the vast majority of the $74.4 million of estimated payments projected to be payable by us after 2017 will be paid in 2018, net of any recoveries that we offset. The estimated future payment amounts and timing related to the CUSO RSA assume, among other factors, that we do not make any Discharge Payments in 2015, 2016 or 2017 (other than the Discharge Payments made in March 2015 pursuant to the terms of the Fifth Amendment to CUSO RSA and in June 2015 pursuant to the terms of the Sixth Amendment to CUSO RSA) and do make Discharge Payments to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, we estimate that we would make approximately $98.3 million of Regular Payments in 2018 through approximately 2026. Of this amount, approximately $14.2 million to $17.0 million would be paid annually in each of 2018 through 2021, and approximately $33.9 million in the aggregate, would be paid in 2022 through 2026.

We also have debt service, principal repayment and fee obligations under the Financing Agreement. We estimate that the amount of those cash payments will be approximately $32.3 million in 2015 and $81.8 million in 2016. The 2015 cash payment estimate includes approximately $12.2 million from a federal income tax refund that we are required to prepay under the Financing Agreement when received. Our estimate of our cash payment obligations for 2016 include estimated prepayments required to maintain compliance with certain financial covenants under the Financing Agreement and would result in the prepayment of the remaining balance of the Term Loans on or before September 30, 2016. See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements for additional information regarding our payment obligations and estimates. In the event of a default by us under the Financing Agreement, the lenders could declare the full amount of the Term Loans then outstanding to be immediately due and payable in full. Our obligations under the Financing Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets, including a mortgage on all of our and our subsidiaries’ owned real estate. The covenants under the Financing Agreement could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and/or to make certain payments under the RSAs.

In addition, pursuant to the Amended Credit Agreement, we have an obligation to pay participation fees related to the outstanding letters of credit issued for our account. We estimate that we will make payments of participation fees related to the outstanding letters of credit of approximately $2.2 million in 2015 and $3.4 million in 2016.

Continued enrollment declines and/or increases in use of institutional scholarships and awards would have a negative impact, and could have a material adverse effect, on our revenue, cash flows and financial condition.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our CUSO

RSA and PEAKS Guarantee payments, working capital, loan repayment, loan prepayment and capital expenditure requirements over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the CUSO RSA and PEAKS Guarantee or repay or prepay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. Our projections, however, are estimates, which are based on numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties. See Note 13 – Risks and Uncertainties of the Notes to Condensed Consolidated Financial Statements, Part I, Item 1, “Risk Factors” in our 2014 Form 10-K and Part II, Item 1A, “Risk Factors” in our 2015 Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, and in this report for a further discussion of those risks and uncertainties.

Consolidations and Core Operations

Our consolidated financial statements as of and for the three and nine months ended September 30, 2015 include the results of operations, financial condition and cash flows of the CUSO and the PEAKS Trust, two variable interest entities that we were required to consolidate in our consolidated financial statements. Beginning on September 30, 2014, our consolidated financial statements include the CUSO, and beginning on February 28, 2013, our consolidated financial statements include the PEAKS Trust.

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

Unless otherwise noted, the information in this management’s discussion and analysis of financial condition and results of operations is presented and discussed on a consolidated basis, including the CUSO and the PEAKS Trust as of and following the applicable consolidation dates. Certain information is also provided, however, regarding our results of operations on a basis that excludes the impact of the CUSO and the PEAKS Trust. We identify and describe our education programs and education-related services on this basis as our core operations (“Core Operations”). The presentation of the Core Operations financial measures differs from the presentation of our condensed consolidated financial measures determined in accordance with GAAP. Our management believes that the Core Operations information provides useful information to investors, because it:

•	allows more meaningful information about our ongoing operating results;

•	helps in performing trend analyses and identifying trends that may otherwise be masked or distorted by items that are not part of the Core Operations; and

•	provides a higher degree of transparency of our core results of operations.

The following tables set forth selected data from our Statements of Income for the three and nine months ended:

•	September 30, 2015 regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the CUSO on a stand-alone basis; and

•	the Core Operations, the CUSO and the PEAKS Trust consolidated in accordance with GAAP; and

•	September 30, 2014 regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the CUSO on a stand-alone basis;

•	the elimination of transactions between the CUSO and Core Operations as a result of the CUSO Consolidation; and

•	the Core Operations, the PEAKS Trust and the CUSO consolidated in accordance with GAAP.

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

	Three Months Ended September 30, 2015
	Core Operations	PEAKS Trust	CUSO	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$199,960	$2,036	$1,182	$203,178
Costs and expenses:
Cost of educational services	93,274	0	0	93,274
Student services and administrative expenses	83,785	437	400	84,622
Goodwill impairment	5,203	0	0	5,203
Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters	6,813	0	0	6,813
Provision for private education loan losses	0	(123)	877	754

Total costs and expenses	189,075	314	1,277	190,666

Operating income (loss)	10,885	1,722	(95)	12,512
Interest income	22	0	0	22
Interest (expense)	(3,585)	(2,760)	(3,364)	(9,709)

Income (loss) before provision for income taxes	$7,322	$(1,038)	$(3,459)	$2,825

	Three Months Ended September 30, 2014
	Core Operations	PEAKS Trust	CUSO	Eliminations	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$239,834	$2,727	$0	$0	$242,561
Costs and expenses:
Cost of educational services	117,539	0	0	0	117,539
Student services and administrative expenses	99,453	987	0	0	100,440
Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters	11,269	0	0	0	11,269
Loss related to loan program guarantees	2,019	0	0	0	2,019
Provision for private education loan losses	0	4,511			4,511

Total costs and expenses	230,280	5,498	0	0	235,778

Operating income (loss)	9,554	(2,771)	0	0	6,783
Gain (loss) on consolidation of variable interest entities	0	0	(94,970)	111,601	16,631
Interest income	17	0	0	0	17
Interest (expense)	(570)	(5,261)	0	0	(5,831)

Income (loss) before provision for income taxes	$9,001	$(8,032)	$(94,970)	$111,601	$17,600

	Nine Months ended September 30, 2015
	Core Operations	PEAKS Trust	CUSO	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$637,258	$6,695	$3,431	$647,384
Costs and expenses:
Cost of educational services	298,692	0	0	298,692
Student services and administrative expenses	263,536	1,467	1,279	266,282
Goodwill impairment	5,203	0	0	5,203
Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters	20,104	0	0	20,104
Provision for private education loan losses	0	5,295	16	5,311

Total costs and expenses	587,535	6,762	1,295	595,592

Operating income (loss)	49,727	(67)	2,136	51,792
Interest income	57	0	0	57
Interest (expense)	(10,665)	(8,845)	(10,578)	(30,088)

Income (loss) before provision for income taxes	$39,115	$(8,912)	$(8,442)	$21,761

	Nine Months Ended September 30, 2014
	Core Operations	PEAKS Trust	CUSO	Eliminations	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$709,481	$9,099	$0	$0	$718,580
Costs and expenses:
Cost of educational services	353,930	0	0	0	353,930
Student services and administrative expenses	293,601	3,624	0	0	297,225
Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters	25,196	0	0	0	25,196
Loss related to loan program guarantees	2,019	0	0	0	2,019
Provision for private education loan losses	0	13,582	0	0	13,582

Total costs and expenses	674,746	17,206	0	0	691,952

Operating income (loss)	34,735	(8,107)			26,628
Gain on consolidation of variable interest entities	0	0	(94,970)	111,601	16,631
Interest income	51	0	0	0	51
Interest (expense)	(2,120)	(16,875)	0	0	(18,995)

Income (loss) before provision for income taxes	$32,666	$(24,982)	$(94,970)	$111,601	$24,315

Following the applicable Consolidation, our revenue consists of:

•	revenue from the Core Operations, primarily from tuition, tool kit sales and student fees;

•	student loan interest income on the Private Education Loans, which is the accretion of the accretable yield on the Private Education Loans; and

•	administrative fees earned by the CUSO.

We did not recognize any revenue related to the CUSO in our Condensed Consolidated Statements of Income for the three or nine months ended September 30, 2014, because the CUSO Consolidation was effective September 30, 2014.

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

We did not recognize any student services and administrative expenses related to the CUSO in our Condensed Consolidated Statements of Income for the three or nine months ended September 30, 2014, because the CUSO Consolidation was effective September 30, 2014.

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

Following the applicable Consolidation, our provision for private education loan losses in a reporting period represents the increase in the allowance for loan losses that occurred during that period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the Private Education Loans, discounted by the loan pool’s effective interest rate as of September 30, 2015 or 2014, as applicable. We did not recognize a provision for private education loan losses related to the CUSO Student Loans in our Condensed Consolidated Statements of Income for the three or nine months ended September 30, 2014, because the CUSO Consolidation was effective September 30, 2014.

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

We did not recognize any interest expense on the CUSO Secured Borrowing Obligation in the three or nine months ended September 30, 2014, because the CUSO Consolidation was effective September 30, 2014.

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

The revenue and expenses of the PEAKS Trust and CUSO are presented in our Consolidated Statements of Income following the applicable Consolidation. The cash received by the PEAKS Trust, which is derived from its revenue, however, is considered restricted and can only be used to satisfy the obligations of the PEAKS Trust. The cash received by the CUSO, which is derived from its revenue, however, is considered restricted and can only be used to satisfy the obligations of the CUSO. The revenue and expenses of the CUSO were not presented in our Condensed Consolidated Statements of Income for the three or nine months ended September 30, 2014, because the CUSO Consolidation was effective September 30, 2014.

Background

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of September 30, 2015, we were offering:

•	master, bachelor and associate degree programs to approximately 48,000 students; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

As of September 30, 2015, we had 140 campus locations in 39 states. In addition, we offered one or more of our online programs to students who are located in 50 states. We closed one campus location in the three months ended September 30, 2015. We regularly review the efficiency of our campus locations. As a result of a recent internal operational review, we will not be accepting new student enrollments at 10 campus locations, effective with the academic quarter that begins in December 2015. During the next 12 to 18 months, we will be evaluating the local demands for these markets. During this evaluation period, we do not believe there will be any disruption to ongoing course work for continuously enrolled students, as we will continue to teach classes for those students. The 10 campus locations undergoing these market assessments represented approximately 3% of our new student enrollments, based on our new student enrollment results in the third quarter of 2015. All of our campus locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since 2009 under the “Daniel Webster College” name. In addition, through the CPD, we offer training programs to career advancers and other professionals.

Our long-term strategy is to pursue multiple opportunities for growth designed to:

•	improve the academic outcomes of our students;

•	increase the value proposition of our education programs for our students; and

•	increase access to high-quality, career-based education.

The goals of our strategy continue to include:

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

Our ability to execute on this strategy is subject to extensive regulations and restrictions, as discussed further in our 2014 Form 10-K, and has been negatively impacted by declining enrollments and other factors. See “– Results of Operations” and the risk factors contained herein and in our prior SEC filings.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates” section of our 2014 Form 10-K, filed with the SEC. The following is an update of the significant accounting estimates that impacted the carrying value of the CPD Goodwill as of September 30, 2015.

In the third quarter of 2015, we performed an interim evaluation of CPD Goodwill because we believed that certain events indicated that it may be impaired. While we had not fully completed our analysis of the fair value of the CPD Goodwill as of the date of the filing of this report, based on the work performed, we concluded that an impairment charge of $5.2 million could be reasonably estimated. Therefore, we recorded a $5.2 million charge for the impairment of the CPD Goodwill in the three and nine months ended September 30, 2015. As of September 30, 2015, the carrying value of the CPD Goodwill was $0. See Note 8 – Goodwill and Intangibles of the Notes to Condensed Consolidated Financial Statements for a further discussion of the impairment analysis, including the methodology and assumptions used in the analysis.

New Accounting Guidance

For a discussion of applicable new accounting guidance, see Note 2 – New Accounting Guidance of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	45.9%	48.5%	46.1%	49.3%
Student services and administrative expenses	41.6%	41.4%	41.1%	41.4%
Goodwill impairment	2.6%	0.0%	0.8%	0.0%
Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters	3.4%	4.6%	3.1%	3.5%
Loss related to loan program guarantees	0.0%	0.8%	0.0%	0.3%
Provision for private education loan losses	0.4%	1.9%	0.8%	1.9%

Operating income	6.2%	2.8%	8.0%	3.7%
Gain on consolidation of variable interest entity	0.0%	6.9%	0.0%	2.3%
Interest (expense), net	(4.8%)	(2.4%)	(4.7%)	(2.6%)

Income before provision for income taxes	1.4%	7.3%	3.3%	3.4%

The following table sets forth our total student enrollment in education programs as of the dates indicated:

	2015			2014
Total Student Enrollment in Education Programs as of:	Total Student Enrollment in Education Programs		(Decrease) To Prior Year	Total Student Enrollment in Education Programs	(Decrease) To Prior Year
March 31	51,201		(10.4%)	57,125	(6.4%)
June 30	47,874		(13.7%)	55,485	(5.3%)
September 30	48,231	(1)	(15.5%)	57,101	(6.4%)
December 31	Not applicable		Not applicable	53,646	(6.8%)

(1)	Amount reflects the revised definition of a new student that was effective beginning in the quarter ended September 2015, as described below and resulted in 488 fewer students being included in this total student enrollment number than would have been included using the previous definition of new student.

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

Beginning in the three months ended September 30, 2015, we revised our definition of a new student to include any student who (1) met the above criteria, and (2) if the student was a first-time student and was enrolled in an online degree program, continued to attend their program of study beyond the first 15 days of the program’s term (or 30 days, if the student was only enrolled in courses that are taught over a 12-week period). Our accounting policies for revenue recognition are not based on the definition of a new student and, therefore, our revenue recognition is not impacted by this revised definition. The impact of this revised definition of new student will be to:

•	exclude those students in our reported new student enrollment for the quarter in which they began attending class, but had not yet continued to attend beyond the applicable time described above;

•	exclude those same students from our reported total student enrollment for that same quarter; and

•	if those students continued to attend beyond the applicable time described above, include those same students in our reported new and total student enrollment for the subsequent quarter.

The following table sets forth our new student enrollment in education programs in the periods indicated:

	2015			2014
New Student Enrollment in Education Programs in the Three Months Ended:	New Student Enrollment in Education Programs		(Decrease) To Prior Year	New Student Enrollment in Education Programs	Increase (Decrease) To Prior Year
March 31	14,104		(15.8%)	16,746	(3.8%)
June 30	12,638		(18.6%)	15,523	(8.1%)
September 30	14,943	(1)	(18.4%)	18,317	(9.8%)
December 31	Not applicable		Not applicable	12,639	(9.7%)

Total for the year	Not applicable		Not applicable	63,225	(7.8%)

(1)	Amount reflects the revised definition of a new student that was effective beginning in the quarter ended September 2015, as described above and resulted in 488 fewer students being included in this new student enrollment number than would have been included using the previous definition of new student.

We believe that the 18.4% decrease in new student enrollment in education programs in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, the 18.6% decrease in new student enrollment in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and the 15.8% decrease in new student enrollment in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were primarily due to:

•	a decrease in the rate at which prospective students who inquired about our education programs actually began attending classes in their education programs in each of the three months ended September 30, 2015, June 30, 2015 and March 31, 2015 compared to the same prior year period;

•	greater sensitivity to the cost of postsecondary education; and

•	uncertainty about the value of a postsecondary education due to the prolonged economic and labor market disruptions.

A continued decline in new and total student enrollment in education programs could have a material adverse effect on our business, financial condition, revenue and other results of operations and cash flows. We have taken a number of steps in an attempt to reverse the declines in total and new student enrollment in education programs, including, without limitation:

•	conducting comprehensive market research to better understand prospective student perspectives and needs;

•	redesigning our website to improve user experience and usability;

•	refining our marketing, advertising and communications to better target our messaging, including focusing more on the student value proposition and outcomes of an ITT Technical Institute education;

•	maintaining the availability of institutional scholarships, primarily the Opportunity Scholarship, which are intended to help reduce the cost of an ITT Technical Institute education and increase student access to our education programs;

•	investing in enhanced training for our admissions representatives; and

•	increasing our frequency and methods of communicating with prospective students.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2015	69.2%	68.8%	69.5%	Not applicable
2014	70.2%	70.0%	69.9%	71.8%
2013	71.5%	68.4%	69.4%	71.4%

        We believe that the decreases in student persistence as of September 30, 2015 compared to September 30, 2014, as of June 30, 2015 compared to June 30, 2014 and as of March 31, 2015 compared to March 31, 2014 were primarily due to lower student retention in certain associate degree programs of study and, to a lesser degree, an increase in graduates in the three months ended September 30, 2015, June 30, 2015 and March 31, 2015 compared to the same prior year period.

        Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014. Revenue decreased $39.4 million, or 16.2%, to $203.2 million in the three months ended September 30, 2015 compared to $242.6 million in the three months ended September 30, 2014. The primary factor that contributed to this decrease was a 13.7% decrease in total student enrollment as of June 30, 2015 compared to June 30, 2014.

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield of the PEAKS Trust Student Loans. Revenue of the PEAKS Trust decreased $0.7 million, or 25.3%, to $2.0 million in the three months ended September 30, 2015 compared to $2.7 million in the three months ended September 30, 2014. Revenue of the CUSO is comprised of (i) interest income on the CUSO Student Loans, which is the accretion of the accretable yield on the CUSO Student Loans, and (ii) an administrative fee paid by the CUSO Participants to the CUSO on a monthly basis (“Administrative Fee”). Revenue attributable to the interest income on the CUSO Student Loans was approximately $0.8 million and revenue attributable to the Administrative Fee was approximately $0.4 million in the three months ended September 30, 2015. No interest income on the CUSO Student Loans or revenue attributable to the Administrative Fee was included in revenue in the three months ended September 30, 2014, because the CUSO Consolidation was effective September 30, 2014.

Cost of educational services decreased $24.3 million, or 20.6%, to $93.3 million in the three months ended September 30, 2015 compared to $117.5 million in the three months ended September 30, 2014. The primary factors that contributed to this decrease were:

•	a decrease in compensation and benefit costs resulting from fewer employees;

•	a decrease in course supplies as a result of lower total student enrollments; and

•	a decrease in campus operating costs resulting from fewer locations.

Cost of educational services as a percentage of revenue decreased 260 basis points to 45.9% in the three months ended September 30, 2015 compared to 48.5% in the three months ended September 30, 2014. The primary factors that contributed to this decrease were decreases in compensation and benefit costs, course supplies and campus operating costs, which were partially offset by a decline in revenue.

Student services and administrative expenses decreased $15.8 million, or 15.7%, to $84.6 million in the three months ended September 30, 2015 compared to $100.4 million in the three months ended September 30, 2014. The principal causes of this decrease were decreases in bad debt expense, media advertising expenses and compensation and benefit costs. Approximately $0.4 million of expenses of the PEAKS Trust and $0.4 million of expenses of the CUSO were included in student services and administrative expenses in the three months ended September 30, 2015 compared to $1.0 million of PEAKS Trust expenses in the three months ended September 30, 2014. Those expenses primarily represented fees for servicing the Private Education Loans and various other administrative fees and expenses of the PEAKS Trust and the CUSO. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt. The amount of the fees for servicing the CUSO Student Loans is based on the number of loans that have not defaulted and the payment status of the loans, and the amount of the other administrative fees and expenses are based on the terms of the agreements for administrative services provided to the CUSO by third parties.

Student services and administrative expenses increased to 41.6% of revenue in the three months ended September 30, 2015 compared to 41.4% of revenue in the three months ended September 30, 2014. The principal cause of this increase was a decline in revenue, which was partially offset by decreases in bad debt expense, media advertising expenses and compensation and benefit costs. Bad debt expense as a percentage of revenue decreased to 3.4% in the three months ended September 30, 2015 compared to 6.9% in the three months ended September 30, 2014, primarily as a result of a reduction in internal student financing from the utilization of the Opportunity Scholarship and other institutional scholarships and awards.

In the three month period ended September 30, 2015, we recorded an impairment charge of $5.2 million for the impairment of goodwill. The amount of the impairment charge is equal to the difference between the estimated fair value of the goodwill and its carrying value as of the impairment testing date. The determination of the estimated fair value requires the use of assumptions, which may change in future periods. See Note 8 – Goodwill and Other Intangibles of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the goodwill impairment charge. We did not record an impairment charge in the three months ended September 30, 2014 for goodwill or other intangible assets.

Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters decreased $4.5 million, or 39.5%, to $6.8 million in the three months ended September 30, 2015 compared to $11.3 million in the three months ended September 30, 2014. In the three months ended September 30, 2015, these expenses related primarily to the settlements of the New York Securities Litigation and the Indiana Securities Litigation and legal fees associated with:

•	the securities class action lawsuits filed against us;

•	the investigation of us by various states Attorneys General;

•	the SEC Litigation; and

•	the DOJ investigation of us.

In the three months ended September 30, 2014, these expenses related primarily to legal and professional fees associated with:

•	the SEC investigation of us;

•	certain accounting matters, including the PEAKS Consolidation and contingent liability analyses;

•	the investigation of us by various states Attorneys General;

•	the New York Securities Litigation;

•	the CFPB Litigation;

•	the New Mexico Litigation; and

•	certain other legal and regulatory matters.

See Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

We did not record a loss related to loan program guarantees with respect to the CUSO RSA in the three months ended September 30, 2015, since our liabilities and guarantee obligations related to the CUSO Program that had been recorded in our consolidated financial statements were eliminated upon the CUSO Consolidation. We recorded a loss related to loan program guarantees with respect to the CUSO RSA of $2.0 million in the three months ended September 30, 2014. The entire amount of the loss recorded in the three months ended September 30, 2014 related to a change in our accounting estimate of the amount of our guarantee obligations under the CUSO RSA, which was primarily due to continued deterioration in the repayment performance of the CUSO Student Loans.

The provision for private education loan losses of $0.8 million in the three months ended September 30, 2015 represented the increase in the allowance for loan losses on the Private Education Loans that occurred from July 1, 2015 through September 30, 2015. We recorded a provision for private education loan losses of approximately $4.5 million in the three months ended September 30, 2014. See Note 7 – Private Education Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses.

Operating income increased $5.7 million, or 84.5%, to $12.5 million in the three months ended September 30, 2015 compared to $6.8 million in the three months ended September 30, 2014, primarily as a result of the impact of the factors discussed above in connection with:

•	revenue;

•	cost of educational services;

•	student services and administrative expenses;

•	goodwill impairment;

•	settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters;

•	loss related to loan program guarantees; and

•	the provision for private education loan losses.

Our operating margin increased to 6.2% in the three months ended September 30, 2015 compared to 2.8% in the three months ended September 30, 2014, primarily as a result of the impact of the factors discussed above.

Upon the CUSO Consolidation, we recorded the CUSO’s assets and liabilities at their fair value in our consolidated financial statements and we eliminated the carrying value of the assets and liabilities related to the CUSO Program that had been recorded in our consolidated financial statements as of September 30, 2014. The fair value of the CUSO’s liabilities exceeded the fair value of the CUSO’s assets as of September 30, 2014 by $95.0 million. As of September 30, 2014, the carrying value of the liabilities related to the CUSO Program that had been recorded in our consolidated financial statements exceeded the carrying value of the assets related to the CUSO Program that had been recorded in our consolidated financial statements by $111.6 million. As a result, we recognized a total gain of $16.6 million in our Condensed Consolidated Statements of Income in the three months ended September 30, 2014, which represented the difference between (i) the fair value of the net liabilities of the CUSO that we recorded upon the CUSO Consolidation, and (ii) the carrying value of the net liabilities related to the CUSO Program that had been recorded in our consolidated financial statements and were eliminated upon the CUSO Consolidation, in each case, as of September 30, 2014.

Interest income was less than $0.1 million in the three months ended September 30, 2015 and September 30, 2014. Interest expense increased $3.9 million, or 66.5%, to $9.7 million in the three months ended September 30, 2015 compared to $5.8 million in the three months ended September 30, 2014, primarily due to:

•	interest expense of approximately $3.4 million related to the CUSO Secured Borrowing Obligation in the three months ended September 30, 2015, compared to none in the three months ended September 30, 2014; and

•	increases in the amount of outstanding borrowings and the effective interest rate on those borrowings in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Interest expense related to the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, decreased $2.5 million to $2.8 million in the three months ended September 30, 2015, compared to $5.3 million the three months ended September 30, 2014.

See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements, for further information about interest expense and effective interest rates under the Financing Agreement and Amended Credit Agreement.

Our combined federal and state effective income tax rate was 40.2% in the three months ended September 30, 2015 compared to 41.4% in the three months ended September 30, 2014. The effective income tax rate was lower in the three months ended September 30, 2015, primarily due to favorable settlements of state income tax matters.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014. Revenue decreased $71.2 million, or 9.9%, to $647.4 million in the nine months ended September 30, 2015 compared to $718.6 million in the nine months ended September 30, 2014. The primary factors that contributed to this decrease included:

•	a 13.7% decrease in total student enrollment as of June 30, 2015 compared to June 30, 2014;

•	a 10.4% decrease in total student enrollment as of March 31, 2015 compared to March 31, 2014; and

•	a 6.8% decrease in total student enrollment as of December 31, 2014 compared to December 31, 2013.

The decrease in revenue resulting from decreases in total student enrollment was partially offset by a decrease in the average amount of institutional scholarships and awards provided per student in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Revenue of the PEAKS Trust decreased $2.4 million, or 26.4%, to $6.7 million in the nine months ended September 30, 2015 compared to $9.1 million in the nine months ended September 30, 2014. Revenue attributable to the interest income on the CUSO Student Loans was approximately $2.2 million and revenue attributable to the Administrative Fee was approximately $1.2 million in the nine months ended September 30, 2015. No interest income on the CUSO Student Loans or revenue attributable to the Administrative Fee was included in revenue in the nine months ended September 30, 2014, because the CUSO Consolidation was effective September 30, 2014.

Cost of educational services decreased $55.2 million, or 15.6%, to $298.7 million in the nine months ended September 30, 2015 compared to $353.9 million in the nine months ended September 30, 2014. The primary factors that contributed to this decrease were:

•	a decrease compensation and benefit costs resulting from fewer employees;

•	a decrease in course supplies as a result of lower total student enrollments; and

•	a decrease in campus operating costs resulting from fewer locations.

Cost of educational services as a percentage of revenue decreased 320 basis points to 46.1% in the nine months ended September 30, 2015 compared to 49.3% in the nine months ended September 30, 2014. The primary factors that contributed to this decrease were a decrease in compensation and benefit costs resulting from fewer employees, a decrease in course supplies as a result of lower total student enrollments and a decrease in campus operating costs resulting from fewer locations, which were partially offset by a decline in revenue.

Student services and administrative expenses decreased $30.9 million, or 10.4%, to $266.3 million in the nine months ended September 30, 2015 compared to $297.2 million in the nine months ended September 30, 2014. The principal causes of this decrease were decreases in bad debt expense, media advertising expenses and compensation and benefit costs. Approximately $1.5 million of expenses of the PEAKS Trust and $1.3 million of expenses of the CUSO were included in student services and administrative expenses in the nine months ended September 30, 2015 compared to $3.6 million of PEAKS Trust expenses in the nine months ended September 30, 2014. Those expenses primarily represent fees for servicing the Private Education Loans and various other administrative fees and expenses of the PEAKS Trust and the CUSO. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt. The amount of the fees for servicing the CUSO Student Loans is based on the number of loans that have not defaulted and the payment status of the loans, and the amount of the other administrative fees and expenses are based on the terms of the agreements for administrative services provided to the CUSO by third parties.

Student services and administrative expenses decreased to 41.1% of revenue in the nine months ended September 30, 2015 compared to 41.4% of revenue in the nine months ended September 30, 2014. The principal causes of this decrease were decreases in bad debt expense, media advertising expenses and compensation and benefit costs, which were partially offset by a decline in revenue. Bad debt expense as a percentage of revenue decreased to 4.3% in the nine months ended September 30, 2015 compared to 6.6% in the nine months ended September 30, 2014, primarily as a result of a reduction in internal student financing from the utilization of the Opportunity Scholarship and other institutional scholarships and awards.

In the nine month period ended September 30, 2015, we recorded an impairment charge of $5.2 million for the impairment of goodwill. The amount of the impairment charge is equal to the difference between the estimated fair value of the goodwill and its carrying value as of the impairment testing date. The determination of the estimated fair value requires the use of assumptions, which may change in future periods. See Note 8 – Goodwill and Other Intangibles of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the goodwill impairment charge. We did not record an impairment charge in the nine months ended September 30, 2014 for goodwill or other intangible assets.

        Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters decreased $5.1 million, or 20.2%, to $20.1 million in the nine months ended September 30, 2015 compared to $25.2 million in the nine months ended September 30, 2014. In the nine months ended September 30, 2015, these expenses related primarily to the settlements of the New York Securities Litigation and the Indiana Securities Litigation and legal and professional fees associated with:

•	the CFPB Litigation;

•	the SEC Litigation;

•	the securities class action and shareholder derivative lawsuits filed against us;

•	the investigation of us by various states Attorneys General; and

•	certain accounting matters.

In the nine months ended September 30, 2014, these expenses related primarily to legal and professional fees associated with:

•	the SEC investigation of us;

•	the CFPB Litigation;

•	the investigation of us by various states Attorneys General;

•	the New Mexico Litigation;

•	the New York Securities Litigation;

•	certain accounting matters, including the PEAKS Consolidation and contingent liability analyses;

•	the PEAKS Letter Agreement; and

•	certain other legal and regulatory matters.

See Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

We did not record a loss related to loan program guarantees with respect to the CUSO RSA in the nine months ended September 30, 2015, since our liabilities and guarantee obligations related to the CUSO Program that had been recorded in our consolidated financial statements were eliminated upon the CUSO Consolidation. We recorded a loss related to loan program guarantees with respect to the CUSO RSA of $2.0 million in the nine months ended September 30, 2014. The entire amount of the loss recorded in the nine months ended September 30, 2014 related to a change in our accounting estimate of the amount of our guarantee obligations under the CUSO RSA, which was primarily due to continued deterioration in the repayment performance of the CUSO Student Loans.

The provision for private education loan losses of approximately $5.3 million in the nine months ended September 30, 2015 represented the increase in the allowance for loan losses that occurred from January 1, 2015 through September 30, 2015. See Note 7 – Private Education Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses. The provision for private education loan losses recorded in the nine months ended September 30, 2014 was approximately $13.6 million and represented the increase in the allowance for loan losses that occurred from January 1, 2014 through September 30, 2014.

Operating income increased $25.2 million, or 94.5%, to $51.8 million in the nine months ended September 30, 2015 compared to $26.6 million in the nine months ended September 30, 2014, primarily as a result of the impact of the factors discussed above in connection with:

•	revenue;

•	cost of educational services;

•	student services and administrative expenses;

•	goodwill impairment;

•	settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters;

•	the loss related to loan program guarantees; and

•	provision for private education loan losses.

Our operating margin increased to 8.0% in the nine months ended September 30, 2015 compared to 3.7% in the nine months ended September 30, 2014, primarily as a result of the impact of the factors discussed above.

        Upon the CUSO Consolidation, we recorded the CUSO’s assets and liabilities at their fair value in our consolidated financial statements and we eliminated the carrying value of the assets and liabilities related to the CUSO Program that had been recorded in our consolidated financial statements as of September 30, 2014. The fair value of the CUSO’s liabilities exceeded the fair value of the CUSO’s assets as of September 30, 2014 by $95.0 million. As of September 30, 2014, the carrying value of the liabilities related to the CUSO Program that had been recorded in our consolidated financial statements exceeded the carrying value of the assets related to the CUSO Program that had been recorded in our consolidated financial statements by $111.6 million. As a result, we recognized a total gain of $16.6 million in our Condensed Consolidated Statements of Income in the nine months ended September 30, 2014, which represented the difference between (i) the fair value of the net liabilities of the CUSO that we recorded upon the CUSO Consolidation, and (ii) the carrying value of the net liabilities related to the CUSO Program that had been recorded in our consolidated financial statements and were eliminated upon the CUSO Consolidation, in each case, as of September 30, 2014.

Interest income was less than $0.1 million in the nine months ended September 30, 2015 and September 30, 2014.

Interest expense increased $11.1 million, or 58.4%, to $30.1 million in the nine months ended September 30, 2015 compared to $19.0 million in the nine months ended September 30, 2014, primarily due to:

•	interest expense of approximately $10.6 million related to the CUSO Secured Borrowing Obligation in the nine months ended September 30, 2015, compared to none in the nine months ended September 30, 2014; and

•	an increase in the amount of our outstanding borrowings and the effective interest rate on those borrowings in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Interest expense related to the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, decreased $8.0 million to $8.8 million in the nine months ended September 30, 2015 compared to $16.9 million in the nine months ended September 30, 2014.

See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements, for further information about interest expense and effective interest rates under the Financing Agreement and Amended Credit Agreement.

Our combined federal and state effective income tax rate was 40.9% in the nine months ended September 30, 2015 compared to 41.0% in the nine months ended September 30, 2014. The effective income tax rate was slightly lower in the nine months ended September 30, 2015, primarily due to favorable settlements of state income tax matters.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $131.5 million as of September 30, 2015 compared to $135.9 million as of December 31, 2014 and $204.2 million as of September 30, 2014.

The $4.5 million decrease in cash and cash equivalents as of September 30, 2015 compared to December 31, 2014, was primarily due to net cash flows from operating activities of $53.3 million, offset by payments related to our RSA obligations and the Term Loan that resulted in principal reductions totaling approximately:

•	$32.6 million related to the PEAKS Senior Debt;

•	$10.4 million related to the CUSO Secured Borrowing Obligation; and

•	$8.5 million under the Financing Agreement.

The $72.8 million decrease in cash and cash equivalents as of September 30, 2015 compared to September 30, 2014 was primarily due to:

•	repayments of principal totaling approximately $110.6 million related to the PEAKS Senior Debt and the CUSO Secured Borrowing Obligation;

•	providing cash collateral of $89.2 million related to outstanding letters of credit issued for our account;

•	the repayment of $50.0 million of outstanding borrowings under the Amended Credit Agreement; and

•	the repayment of principal totaling $8.5 million under the Financing Agreement.

The decrease in cash and cash equivalents as of September 30, 2015 compared to September 30, 2014 was partially offset by:

•	proceeds from borrowings under the Financing Agreement of $100.0 million, excluding $3.0 million of commitment fees paid to the lender; and

•	net cash flows generated from operating activities of $98.5 million.

See Note 9 – Debt and Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the payments we made related to the Financing Agreement, the Amended Credit Agreement and the private education loan programs.

On October 19, 2015, we received a letter from the ED identifying additional procedures that we are required to implement as a result of the identification of certain past deficiencies. These additional procedures will result in the delay of our receipt of Title IV Program funds. While these additional procedures will affect the timing of our receipt of Title IV Program funds and impose an administrative burden on us, we do not expect them to have a significant negative effect on our overall cash flow or operations. The letter also states that we are required to provide certain additional information and reporting to the ED on a regular basis. We have implemented, and are in the process of implementing, measures to comply with the ED’s requirements.

Our Condensed Consolidated Balance Sheet as of September 30, 2015, December 31, 2014 and September 30, 2014 included the assets and liabilities of the PEAKS Trust and the CUSO. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust and the assets of the CUSO can only be used to satisfy the obligations of the CUSO.

        Restricted cash of $5.7 million as of September 30, 2015 included approximately $1.4 million of funds held by the PEAKS Trust and $3.1 million of funds held by the CUSO. As of December 31, 2014, restricted cash of $6.0 million included approximately $1.6 million of funds held by the PEAKS Trust and $2.5 million of funds held by the CUSO. As of September 30, 2014, restricted cash of $6.0 million included approximately $1.5 million of funds held by the PEAKS Trust, and $2.7 million of funds held by the CUSO.

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

In the nine months ended September 30, 2015, we made payments under the PEAKS Guarantee of approximately $25.3 million in order to cause the PEAKS Trust to maintain the minimum required Asset/Liability Ratio, which payments reduced the outstanding balance of the PEAKS Senior Debt. We did not make any payments under the provisions of the PEAKS Guarantee that relate to the principal and interest owed on the PEAKS Senior Debt or the administrative fees and expenses of the PEAKS Trust in the nine months ended September 30, 2015.

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

In the nine months ended September 30, 2015, we made payments under the CUSO RSA of approximately $13.1 million. This amount reflected approximately:

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

We believe that we will make payments in 2015 of approximately $30.8 million under the PEAKS Guarantee and approximately $13.1 million, net of $0.5 million of recoveries, under the CUSO RSA. As revised pursuant to Amendment No. 2, the Financing Agreement limits the aggregate amount of payments that we can make related to the PEAKS Guarantee and the CUSO RSA to $45.0 million under both programs in 2015, and to $35.0 million under both programs in any year after 2015 that the Financing Agreement is in effect. We entered into the Sixth Amendment to CUSO RSA in part to allow us to defer to 2016 the payment of any amounts otherwise becoming due between June 8, 2015 and December 31, 2015 under the CUSO RSA, because without such deferral, we believe that we would exceed the limitation under the Financing Agreement on amounts that we can pay in 2015 under the CUSO RSA and PEAKS Guarantee. We deferred the full amount of the payments due in June 2015 through September 2015 under the CUSO RSA, which totaled approximately $3.4 million. Based on current information and assumptions, we believe that we will likely defer to January 2016 all of the payments that otherwise would have become due under the CUSO RSA between October 1, 2015 and December 31, 2015, which we estimate will total approximately $2.9 million.

        We reported a net operating loss on our federal income tax return for the year ended December 31, 2014, and we expect to receive a federal income tax refund in an estimated amount of approximately $18.2 million in connection with a claim to carry back our 2014 net operating loss to the tax year ended December 31, 2012. Pursuant to Amendment No. 3, upon receipt of this refund, assuming we receive the full amount estimated, we will be required to prepay the Term Loans in the amount of $12.2 million. We believe that we will receive the refund in the fourth quarter of 2015.

The Financing Agreement provides for mandatory prepayment of outstanding principal in an amount equal to 50% of Excess Cash Flow calculated based on our financial results for the fiscal years ended December 31, 2015 and 2016. Any mandatory prepayment amounts due under this provision are payable with the scheduled principal payment due on the first business day of March of the following year. We believe that we may have a mandatory prepayment obligation of approximately $15.0 million in 2016 under the Excess Cash Flow provision of the Financing Agreement, based on our estimate of Excess Cash Flow for the fiscal year ending December 31, 2015. In addition, the Financing Agreement requires us to maintain compliance with a Leverage Ratio and a Fixed Charge Coverage Ratio, as well as with certain educational regulatory measurements. As of September 30, 2015, we estimated that we may have to pay approximately $81.8 million under the Financing Agreement in 2016 for our debt service, principal and fee obligations, which includes an estimated $47.0 million of principal prepayment in order to maintain compliance with the Leverage Ratio and Fixed Charge Coverage Ratio. See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements for additional information regarding our Financing Agreement payment obligations and estimates.

We expect to make significant payments after 2015 under the RSAs. For a detailed description of our obligations under the PEAKS Guarantee and the CUSO RSA, the amounts that we estimate we may have to pay pursuant to those obligations in the future and certain disputes and other matters relating to the RSAs, see Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements. We also expect to make significant payments in 2016 under the Financing Agreement. For a detailed description of our obligations under the Financing Agreement and our estimates of the prepayment obligations that we expect will arise in 2016, see Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements.

If we are required to pay amounts that exceed the amounts that we estimate could be due under the RSAs, or the Financing Agreement, or if our estimated timing of the required payments under any of those obligations changes, we may not have cash and other sources of funds sufficient to make those payments. Failure to make required payments:

•	would constitute a default under the applicable documents;

•	could result in cross-defaults under the other obligations; and

•	could have a material adverse effect on our compliance with the regulations of the ED, state education and professional licensing authorities, the accrediting commissions that accredit our institutions and other agencies that regulate us.

In addition, payments that we do make under the RSAs and the Financing Agreement will reduce the cash we have available to use for other purposes, including to make required payments under the other obligations, and will reduce our cash balance, which could negatively impact our ability to satisfy the ED’s financial responsibility measurements, the financial requirements of the SAs or the financial metrics to which we are subject under the applicable obligations. Failure to satisfy those other obligations or standards could have a material adverse effect on our financial condition, results of operations and cash flows.

In the six months ended December 31, 2014, we satisfied our letter of credit collateral obligations by providing approximately $89.3 million in cash collateral utilizing proceeds from the Term Loans and other funds. As of September 30, 2015, approximately $89.2 million was held as cash collateral related to outstanding letters of credit for our account. The amount held as cash collateral is included in the line item Collateral deposits on our Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014. The funds held as cash collateral related to the letters of credit are not available for use by us, and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon. The fact that a significant amount of our cash is held in connection with the letters of credit could also negatively affect our ability to satisfy the financial metrics of the ED, SAs and ACs to which we are subject.

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of September 30, 2015, December 31, 2014 and September 30, 2014, the total amount of this collateral was approximately $8.6 million, and was included in the line item Collateral deposits on our Condensed Consolidated Balance Sheets. The funds held as cash collateral related to the CUSO RSA are not available for use by us, and could be withdrawn by the CUSO, in which case we would be required to deposit that amount of cash in the account to maintain the required level of collateral. The CUSO has notified us that it had taken control of the restricted account containing the cash collateral, as described further in Note 12 – Commitments and Contingences of the Notes to Condensed Consolidated Financial Statements.

In the three months ended December 31, 2014, we also utilized a portion of the proceeds of the Term Loans and other funds to repay $50.0 million of outstanding loans under the Amended Credit Agreement. See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Term Loans and our use of those proceeds.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $31.9 million as of September 30, 2015, compared to $29.0 million as of December 31, 2014 and $30.0 million as of September 30, 2014 for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheets as of September 30, 2015, December 31, 2014 and September 30, 2014. We do not expect to make any significant contributions to either the ESI Pension Plan or ESI Excess Pension Plan in 2015.

        During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. Beginning with the June 2013 academic quarter, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. As a result of our institutional scholarships and awards granted beginning in 2013, we received minimal cash payments from private education loan lenders related to our students’ cost of education in the three and nine months ended September 30, 2015 and September 30, 2014.

As an institutional scholarship, in addition to us not receiving any cash payment when amounts are awarded under the Opportunity Scholarship, students are not obligated to make payments to us of amounts awarded under the Opportunity Scholarship and, therefore, the accounts receivable from students to us, as well as revenue, decreased beginning in 2013, as we began awarding the Opportunity Scholarship at all of our ITT Technical Institute campuses. In the three months ended September 30, 2015, the amount of institutional scholarships and awards provided to our students decreased $5.0 million compared to the three months ended September 30, 2014, and in the nine months ended September 30, 2014, the amount of institutional scholarships and awards provided to our students decreased $30.8 million compared to the nine months ended September 30, 2014, due to decreases in student enrollment and decreases in the average amount of institutional scholarships and awards provided per student.

Operations. Net cash generated from operating activities was $21.3 million in the three months ended September 30, 2015 compared to $33.1 million in the three months ended September 30, 2014. The $11.8 million decrease in net cash flows from operating activities was primarily due to lower net cash receipts due to lower student enrollments in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Net cash generated from operating activities was $53.3 million in the nine months ended September 30, 2015 compared to $91.6 million in the nine months ended September 30, 2014. The $38.3 million decrease in net cash flows from operating activities was primarily due to lower net cash receipts due to lower student enrollments in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, which was partially offset by lower income tax payments in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Accounts receivable less allowance for doubtful accounts was $42.8 million as of September 30, 2015 compared to $68.6 million as of September 30, 2014. Days sales outstanding decreased 6.6 days to 19.4 days at September 30, 2015 compared to 26.0 days at September 30, 2014. Our accounts receivable balance and days sales outstanding decreased as of September 30, 2015, primarily due to:

•	a decrease in internal student financing caused by the utilization of the Opportunity Scholarship by our students since its introduction in 2012; and

•	a decrease in total student enrollment.

Investing. Capital expenditures, including expenditures for facility renovation, expansion and construction totaled $3.3 million in the three months ended September 30, 2015 compared to $1.8 million in the three months ended September 30, 2014. In the nine months ended September 30, 2015, our capital expenditures totaled $5.8 million compared to $4.5 million in the nine months ended September 30, 2014. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We also spent $0.2 million in the three months ended September 30, 2014 and $5.2 million in the nine months ended September 30, 2014 to acquire certain assets of Ascolta.

Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. On December 4, 2014, we and certain of our subsidiaries entered into the Financing Agreement. Under the Financing Agreement, we received an aggregate principal amount of $100.0 million under the Term Loans. A portion of the proceeds of the Term Loans and other funds were used by us on December 4, 2014 to provide approximately $89.2 million in cash collateral for letters of credit outstanding for our account, which was in addition to the approximately $0.1 million of cash collateral we had previously provided related to a letter of credit in September 2014. We also used a portion of the proceeds of the Term Loans and other funds to repay all outstanding borrowings, plus accrued interest and fees, owed by us under the Amended Credit Agreement in the amount of approximately $50.4 million on December 4, 2014. A portion of the proceeds of the Term Loans, as well as other funds, were also used for payment of fees in connection with the Financing Agreement. In the nine months ended September 30, 2015, we made principal, interest and fee payments pursuant to the Financing Agreement in the aggregate amount of $15.5 million.

On March 21, 2012, we entered into the Amended Credit Agreement that provided for a $325.0 million senior revolving credit facility. A portion of the borrowings under the Amended Credit Agreement was used to prepay the entire outstanding indebtedness under a prior credit agreement which was terminated on March 21, 2012. In addition to the prepayment of the outstanding indebtedness under the prior credit agreement, borrowings under the Amended Credit Agreement were used for general corporate purposes. The commitments of the lenders under the Amended Credit Agreement to make revolving loans, issue or participate in new letters of credit and to amend, renew or extend letters of credit outstanding were terminated effective December 4, 2014. In addition, the Amended Credit Agreement provides that we must pay participation fees related to the outstanding letters of credit issued for our account. The participation fee amounts accrue on a calendar quarter basis, and are payable by us shortly after the end of each quarter. In the nine months ended September 30, 2015, we paid approximately $1.3 million in participation fees. Based on the current outstanding amounts of the letters of credit issued for our account, and assumptions related to the applicable rate used to calculate the participation fees, we estimate that in the fourth quarter of 2015, we may pay approximately $0.9 million in additional participation fees related to the outstanding letters of credit under the terms of the Amended Credit Agreement.

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

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our CUSO RSA and PEAKS Guarantee payments, working capital, loan repayment, loan prepayment and capital expenditure requirements over the 12-month period following the date this Quarterly Report on Form 10-Q was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the CUSO RSA and PEAKS Guarantee or repay or prepay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date this Quarterly Report on Form 10-Q was filed with the SEC. Our projections, however, are estimates, which are based on numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties.

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

The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Condensed Consolidated Balance Sheets. The utilization of the Opportunity Scholarship has significantly decreased the need for us to provide internal student financing to our students. As of September 30, 2015, our accounts receivable less allowance for doubtful accounts decreased $25.7 million, or 37.5%, to $42.8 million compared to $68.6 million as of September 30, 2014, primarily due to:

•	a decrease in internal student financing caused by the utilization of the Opportunity Scholarship by our students since its introduction in 2012; and

•	a decrease in total student enrollment.

Days sales outstanding decreased 6.6 days to 19.4 days as of September 30, 2015 compared to 26.0 days as of September 30, 2014. Bad debt expense as a percentage of revenue decreased to 4.3% in the nine months ended September 30, 2015 compared to 6.6% in the nine months ended September 30, 2014.

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

Contractual Obligations and Other Commitments

The following table sets forth the specified contractual obligations and other commitments as of September 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$140,810	$38,147	$62,675	$34,279	$5,709
Term Loans(a)	99,189	99,189	0	0	0
PEAKS Senior Debt(b)	76,249	24,589	22,029	29,631	0
CUSO Secured Borrowing Obligation(c)	159,523	20,121	49,449	45,612	44,341

Total	$475,771	$182,046	$134,153	$109,522	$50,050

Other Commitments
Letters of credit fees(d)	$19,562	$3,853	$9,260	$6,449	$0

(a)	The Term Loans are our borrowings under the Financing Agreement. The amounts shown consist of: (i) the required quarterly principal payment amounts and quarterly administrative fees; (ii) the required monthly interest payment amounts; (iii) an assumption that $12.2 million of the federal income tax refund that we expect to receive will be used to prepay the Term Loans in the fourth quarter of 2015; (iv) the anticipated payment of $15.0 million under the Excess Cash Flow provision of the Financing Agreement in the first quarter of 2016; and (v) the anticipated prepayment of amounts through September 30, 2016 necessary to maintain compliance with certain financial covenants, including Prepayment Premiums. Interest payment amounts have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of September 30, 2015. See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Financing Agreement and our payment obligations and estimates.
(b)	Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Condensed Consolidated Balance Sheet as of September 30, 2015. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of September 30, 2015 for the PEAKS Guarantee, because this liability was eliminated upon the PEAKS Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed in Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of September 30, 2015. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 6– Variable Interest Entities, Note 9 – Debt and Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
(c)	The CUSO Secured Borrowing Obligation represents the estimated amount owed by the CUSO to the CUSO Participants related to their participation interests in the CUSO Student Loans, which amount is expected to be paid to the CUSO Participants by the CUSO from payments received by the CUSO related to the CUSO Student Loans, whether from the borrower or from us under the CUSO RSA. Beginning on September 30, 2014, the CUSO was consolidated in our consolidated financial statements, and the CUSO Secured Borrowing Obligation was included on our Condensed Consolidated Balance Sheet as of September 30, 2015. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of September 30, 2015 for the CUSO RSA, because this liability was eliminated upon the CUSO Consolidation. The amounts shown in the table represent our estimate of the amount of the payments to be made to the CUSO Participants in the periods indicated. In order to estimate these payments, we made certain assumptions regarding the timing and amount of the repayment of the CUSO Student Loans and, therefore, are subject to change. See Note 6 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the CUSO Secured Borrowing Obligation.
(d)	Represents the estimated amount of fees that we believe we will be required to pay in each of the periods shown related to the letters of credit issued for our account that were outstanding as of September 30, 2015. We estimated the amount of fees due on the letters of credit in each of the periods assuming that the letters of credit that were outstanding as of September 30, 2015, will remain outstanding in the same amount through December 31, 2019, except for the ED Letter of Credit, which we assumed would remain outstanding until November 4, 2019. The estimated fee amounts have been calculated using the rates specified in the Amended Credit Agreement under which they were issued. See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of these fees. As of September 30, 2015, the amount of the outstanding letters of credit that we had caused to be issued was $82.0 million. The face amounts of the letters of credit are not included in the amounts shown in the table because they do not constitute a type of contractual obligation that is required to be disclosed in the table, and we cannot reasonably predict if or when the letters of credit may be drawn upon. In addition, as of September 30, 2015, approximately $89.2 million was held as cash collateral related to the letters of credit. In the event that any of the letters of credit are drawn upon, the issuing bank would be able to access the related cash collateral to satisfy such draw. See “– Off-Balance Sheet Arrangements,” below, for further discussion of the letters of credit.

The table above does not reflect unrecognized tax benefits of $28.3 million and accrued interest related to unrecognized tax benefits of $6.5 million, because we cannot reasonably predict the timing of the resolution of the related tax positions. We may resolve certain federal and state income tax matters presently under examination within the 12 months immediately following the date of this filing. As of September 30, 2015, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $10.1 million in the 12 months immediately following the date of this filing due to the resolution of those matters.

Off-Balance Sheet Arrangements

As of September 30, 2015, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next nine years and management believes that, depending on the circumstances at the applicable time:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2015, the total face amount of those surety bonds was approximately $21.0 million. We caused the ED Letter of Credit in the amount of $79.7 million to be issued on October 31, 2014. As of September 30, 2015, the amount of the outstanding letters of credit that we had caused to be issued to the ED, our workers’ compensation insurers and one of our state regulatory agencies was $82.0 million. Pursuant to the Amended Credit Agreement, we were required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. As of September 30, 2015, approximately $89.2 million of cash was maintained in a restricted bank account to satisfy those cash collateral requirements. This amount is included in the line item Collateral deposits on our Condensed Consolidated Balance Sheet as of September 30, 2015. See Note 9 – Debt and Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the ED Letter of Credit.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities and guarantee obligations. Our primary interest rate risk exposure results from changes in short-term interest rates, the LIBOR and the U.S. prime rate.

Changes in the LIBOR would affect the borrowing costs associated with the Financing Agreement and PEAKS Senior Debt. Changes in the U.S. prime rate would affect the interest cost of the Private Education Loans. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR or U.S. prime rate. If such a hypothetical increase in the LIBOR or U.S. prime rate were to occur, the effect on our results from operations and cash flows would not have been material for the three or nine months ended September 30, 2015.

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

        At the time that our 2014 Form 10-K was filed on May 29, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of December 31, 2014, because of material weaknesses (the “2014 Material Weaknesses”) in our internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, described below. We have also conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of September 30, 2015. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, because the 2014 Material Weaknesses in our ICFR had not been fully remediated as of September 30, 2015, our DCP were not effective at the reasonable assurance level as of September 30, 2015.

Notwithstanding the 2014 Material Weaknesses, our management concluded, based on work performed during the quarter ended September 30, 2015 that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this report.

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

Management’s Plan for Remediation of the 2014 Material Weaknesses

Our management and Board of Directors are committed to the remediation of the 2014 Material Weaknesses, as well as the continued improvement of our overall system of ICFR. We are in the process of implementing measures, and have implemented measures, to remediate the underlying causes of the control deficiencies that gave rise to the 2014 Material Weaknesses, which primarily include:

•	engaging a third-party consultant to assist us in our review and testing of the Private Education Loan data that we receive from the servicer;

•	separating responsibilities related to information system access;

•	enhancing the level of the precision of the review controls related to our financial close and reporting processes; and

•	engaging supplemental internal and external resources.

We believe these measures will remediate the control deficiencies. While we have completed a large portion of these measures as of the date of this report, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary to determine whether the 2014 Material Weaknesses have been remediated. Therefore, the 2014 Material Weaknesses have not been remediated as of the date of this report. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the 2014 Material Weaknesses, we may determine that additional measures are required to address the control deficiencies.

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

Changes in Internal Control over Financial Reporting

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 and concluded that, except for separating responsibilities related to information system access and enhancing the level of precision of certain of our controls related to our financial close and reporting process, there were no changes in our ICFR that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

See Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, and the discussions under the sub-headings “Litigation” and “Government Investigations,” for information regarding certain lawsuits and investigations affecting us, which information is incorporated herein by reference.

Item 1A.	Risk Factors.

You should carefully consider the risks and uncertainties we describe in this report and our 2014 Form 10-K before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Except as set forth below, there have been no other material changes to the risk factors discussed in our 2014 Form 10-K and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2015 and June 30, 2015.

The ED has imposed sanctions and reporting requirements on us, including having to post a letter of credit, being placed on heightened cash monitoring, being provisionally certified, and various reporting and operational requirements, due to our late submission to the ED of our institutions’ 2013 audited consolidated financial statements and Compliance Audits and other reasons, and could impose additional sanctions and requirements on us in the future. Our institutions are subject to extensive regulation by the ED. One of the ED’s regulations applicable to our institutions is that each institution must submit to the ED on an annual basis its audited, consolidated financial statements and a Compliance Audit, in each case with respect to a fiscal year within six months of the end of the fiscal year. Our institutions did not submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by the June 30, 2014 due date and, as a result, the ED determined on August 21, 2014 that our institutions were not financially responsible. Based on this determination, the ED, among other things:

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

Once the HCM requirements as imposed on us in August 2014 were satisfied, our institutions could request or draw down Title IV Program funds from the ED in an amount equal to the actual disbursements made by our institutions. Our institutions will be subject to HCM until at least November 4, 2019. Although we have implemented procedures to address the HCM requirements, we cannot assure you that there will not be future delays in our institutions’ receipt of Title IV Program funds or that our institutions will not request or draw down Title IV Program funds from the ED before the HCM requirements are satisfied. If any of our institutions request or draw down Title IV Program funds from the ED before the HCM requirements are satisfied, the ED could impose additional sanctions on our institutions that could have a material adverse effect on our business, financial condition, results of operations and cash flows, including, among other things:

•	monetary fines or penalties;

•	limiting, terminating or suspending our institutions’ eligibility to participate in Title IV Programs; and/or

•	transferring our institutions from the HCM method of receiving Title IV Program funds to the ED’s reimbursement system, which would significantly delay our institutions’ receipt of Title IV Program funds.

Any significant delay in our institutions’ receipt of Title IV Program funds could materially adversely affect our financial condition, results of operations and cash flows, and could cause us to be in default of the Financing Agreement. Depending on the length of the delay, we cannot assure you that we would be able to continue to operate our business in such an event. See also “– Restrictive covenants in the Financing Agreement restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility, and any default by us under the Financing Agreement could have a material adverse effect on our liquidity and ability to comply with our obligations.”

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

If an institution applies for the ED’s approval of a substantial change, the institution must demonstrate that it has the financial and administrative resources necessary to assure the institution’s continued compliance with the ED’s standards of financial responsibility and administrative capability. We may be unable to obtain the required approvals from the ED for any new campuses or any new program offerings, or to obtain those approvals in a timely manner. For example, in December 2014, the ED disapproved our application to offer four new degree programs at the ITT Technical Institutes due to administrative capability issues reported in recent compliance audits and ED program reviews, and in March 2015, the ED disapproved two of eight new degree programs that we applied to offer at DWC also due to administrative capability issues. If we are unable to obtain the required approvals from the ED for any new campuses or any new program offerings, or to obtain those approvals in a timely manner, our ability to operate the new campuses or offer new programs as planned would be impaired, which could have a material adverse effect on our expansion plans. See “– We cannot operate new campuses or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization,” and “– Failure by one or more of our institutions to satisfy the ED’s administrative capability requirements could result in financial penalties, limitations on the institution’s participation in the Title IV Programs, or loss of the institution’s eligibility to participate in Title IV Programs.”

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

We have compiled the requested information and submitted it to the ED, and intend to continue submitting these reports to the ED, according to the schedule specified by the ED. We cannot assure you that the ED will not impose further sanctions on us in light of the SEC Litigation and other matters.

On October 19, 2015, we received a letter from the ED identifying additional procedures that we are required to implement as a result of the identification of certain past deficiencies. These additional procedures will result in the delay of our receipt of Title IV Program funds. While these additional procedures will affect the timing of our receipt of Title IV Program funds and impose an administrative burden on us, we do not expect them to have a significant negative effect on our overall cash flow or operations, but we cannot assure you that there will not be future delays in our institutions’ receipt of Title IV Program funds. The letter also states that we are required to provide certain additional information and reporting to the ED on a regular basis. We have implemented, and are in the process of implementing, measures to comply with the ED’s requirements. We have begun submitting the additional information to the ED, and intend to continue submitting information to the ED according to the schedule specified by the ED.

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

In addition, the ED may place an institution on provisional certification status, if the institution’s official Three-Year CDR is 30% or greater for at least two of the three most recent FFYs. The ED may more closely review an institution that is provisionally certified, if it applies for approval to open a new location or offer a new program of study that requires approval, or makes some other significant change affecting its eligibility. See “– Our institutions’ failure to submit their 2013 audited financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to post a letter of credit, being placed on heightened cash monitoring and being provisionally certified,” for further information concerning the impact on an institution of being placed on provisional certification by the ED.

The following table sets forth the average of our institutions’ Three-Year CDRs for the FFYs indicated, as reported by the ED:

FFY	Three-Year CDR Average
2012(a)	18.7%
2011	22.1%
2010	28.5%

(a)	The most recent year for which the ED has published official Three-Year CDRs.

We believe that the higher Three-Year CDR average for FFY 2010 compared to the official Three-Year CDR averages for FFY 2011 and FFY 2012 was primarily due to the servicing on the FFEL program loans that were purchased by the ED from the lenders (the “Purchased Loans”) during 2009 and 2010. The Purchased Loans were initially serviced by the FFEL program lenders that made those loans, until the Purchased Loans were sold to the ED. Upon receipt of the Purchased Loans, the ED transferred the servicing of those loans to the servicer of the FDL program loans. Shortly thereafter, the ED replaced the servicer of the FDL program loans with four different servicers, and servicing of the Purchased Loans was distributed among the new servicers of the FDL program loans. We believe that the changes in the servicers of the Purchased Loans had a negative impact on the servicing of those loans, which could have resulted in a higher Three-Year CDR average with respect to those loans.

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

If any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under those regulations, students attending those programs of study will be unable to use Title IV Program funds to help pay their education costs. On October 31, 2014, the ED issued final regulations that took effect July 1, 2015, specifying requirements related to programs of study that are intended to lead to gainful employment in a recognized occupation (the “New GE Rule”). Those requirements include two debt-to-earnings rates (“D/E Rates”) to be calculated every year, consisting of a debt-to-annual earnings (“aDTE”) rate and a debt-to-discretionary income (“dDTI”) rate.

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

The New GE Rule also requires institutions to make additional public disclosures and report additional information to the ED with respect to each program that leads to gainful employment in a recognized occupation. We believe that the additional disclosure and reporting requirements will be administratively burdensome, will increase our compliance costs, and could cause fewer students to enroll in our programs of study. We reported to the ED the data for award years 2008-09 through 2014-15, which had submission deadlines of July 31, 2015 and October 1, 2015. Following our initial submissions, the ED notified us that certain elements of our reporting required revision and resubmission. We have resubmitted all required data as ED has directed, and are in the process of correcting individual discrepancies on selected student records.

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

In November 2014, two organizations of schools filed separate lawsuits against the ED in federal courts seeking to have the New GE Rule invalidated. One lawsuit was filed by the Association of Private Sector Colleges and Universities (“APSCU”), which represents more than 1,400 for-profit institutions nationwide, and the other lawsuit was filed by the Association of Proprietary Colleges (“APC”), which represents more than 20 for-profit colleges in the state of New York. The lawsuits alleged, among other things, that the New GE Rule exceeded the ED’s statutory authority, violated institutions’ constitutional rights, and was arbitrary and capricious. On June 23, 2015, the federal district court in the lawsuit filed by APSCU rejected APSCU’s claims and granted summary judgment in favor of the ED, and on May 27, 2015, the federal district court in the lawsuit filed by APC rejected APC’s claims and granted summary judgment in favor of the ED. APSCU appealed the adverse decision in its case to the U.S. Court of Appeals for the District of Columbia Circuit, and that appeal is pending. APSCU filed its initial brief in the appeal on September 29, 2015, and the ED’s initial brief is due on November 6, 2015. Oral argument in the case is scheduled for January 22, 2016. No court has delayed the effective date of the New GE Rule and therefore the New GE Rule became effective July 1, 2015.

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

The SA’s financial standards include a variety of financial metrics and ratios, including, without limitation, positive net working capital, positive net worth, operating profit, one-to-one ratio of assets to liabilities and/or one-to-one ratio of current assets to current liabilities. In addition, some of the ACs and SAs to which we are subject could impose sanctions and penalties against us and our institutions as a result of a 2013 Composite Score below 1.5, including requiring us to post separate letters of credit for their benefit, or suspending or terminating our campuses’ authority to operate. Any sanctions or penalties imposed by the ACs and SAs could have a material adverse effect on our financial condition, results of operations, and cash flows. Our institutions violated the financial standards of the SAs in Florida, Pennsylvania, Tennessee, Texas and West Virginia, due to:

•	the PEAKS Consolidation;

•	our institutions’ failure to submit their 2013 audited consolidated financial statements to the SAs by the applicable due dates; and/or

•	other factors.

As a result of these violations, our:

•	Florida SA:

•	changed the authorization to operate for each of our 11 campuses in Florida from an annual license to a provisional license, through January 31, 2016;

•	told us that it would conduct an on-site visit of each of our Florida campuses to determine the campus’ compliance with our Florida SA’s regulations;

•	told us that it would require each of our Florida campuses to correct any deficiencies noted during our Florida SA’s on-site visit of the campus;

•	required us to submit to our Florida SA any correspondence that we or any of our institutions have with the ED or the AC of our Florida campuses, within 15 days of the submission or receipt of that correspondence;

•	required each of our Florida campuses to submit a train-out plan to our Florida SA on or before September 4, 2014; and

•	required us to report to our Florida SA, at its September 2014 meeting, on the stability of our Florida campuses and any changes that may further affect our stability or operations;

•	Pennsylvania SA could:

•	place each of our seven campuses in Pennsylvania on quarterly financial reporting;

•	require each of our Pennsylvania campuses to submit to our Pennsylvania SA a teach-out plan with respect to all of the campus’ programs;

•	require each of our Pennsylvania campuses to submit to our Pennsylvania SA a business plan with respect to the campus’ operations;

•	raise the required amount of the surety bond that each of our Pennsylvania campuses are required to post for the benefit of our Pennsylvania SA; and/or

•	suspend or revoke each of our Pennsylvania campuses’ authorization to operate as an educational institution in Pennsylvania;

•	Tennessee SA could:

•	assess monetary fines against each of our five campuses in Tennessee;

•	require each of our Tennessee campuses to submit to our Tennessee SA an audit of the campus’ financial stability that is conducted in accordance with generally accepted auditing standards in the United States;

•	revoke or change each of our Tennessee campuses’ authorization to operate as an educational institution in Tennessee; and/or

•	suspend or terminate all or any portion of our Tennessee campuses’ operations in Tennessee, including, without limitation, new student enrollment, advertising and/or teaching specific programs;

•	Texas SA could:

•	assess an administrative penalty;

•	revoke our Texas campuses’ certificates of approval;

•	place conditions on our Texas campuses’ certificates of approval;

•	suspend the admission of students to our Texas campuses or programs;

•	deny program approvals for our Texas campuses;

•	deny, suspend or revoke the registration of our Texas campuses’ representatives;

•	apply for an injunction against our Texas campuses;

•	ask the attorney general to collect a civil penalty for violation of state law or regulations; and/or

•	order a peer review of our Texas campuses; and

•	West Virginia SA could:

•	raise the amount of the surety bond that our one campus in West Virginia needs is required to post for the benefit of our West Virginia SA;

•	call the surety bond that our West Virginia campus posted for the benefit of our West Virginia SA;

•	suspend, withdraw or revoke our West Virginia campus’ authorization to operate or solicit students in West Virginia;

•	change our West Virginia campus’ authorization to operate in West Virginia to a probationary authorization;

•	require our West Virginia campus to refund its students’ tuition and fees; and/or

•	take any other action against our West Virginia campus that our West Virginia SA deems appropriate.

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

In September 2015, we received a CID from the DOJ. The CID provides that the purpose of the investigation is to determine whether there is or has been a violation of the False Claims Act and whether we knowingly submitted false statements in violation of the ED’s Program Participation Agreement regulations. The CID contains requests for production of documents and answers to interrogatories that we believe are principally related to our compliance with the Incentive Compensation Prohibition. The ultimate outcome of the DOJ investigation could have a material adverse effect on our financial condition, results of operations and/or cash flows.

Our campuses’ failure to comply with the requirements for receiving veterans’ educational benefits or Department of Defense tuition assistance program funds could result in their loss of eligibility to receive such benefits and funds, which could materially and adversely affect our business. Effective May 11, 2015, the California State Approving Agency for Veterans Education (“CSAAVE”), a division of the California Department of Veterans Affairs, gave notice to all of our campuses in California, suspending the approval of their courses for receipt of veterans’ educational program benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, as amended (collectively the “GI Bill Programs”). The basis for the suspension was CSAAVE’s determination that the campuses did not fully comply with the financial stability standards for accreditation published by the Accrediting Council for Independent Colleges and Schools (the “ACICS”). The notice of suspension precludes our California campuses from future enrollment or re-enrollment of veterans or their dependents intending to utilize the GI Bill Programs’ education benefits to pay in whole or in part for their enrollment in the campus. We have been in contact with CSAAVE, which requested that we submit additional financial information, including a statement of determination from the ACICS that all of our California campuses fully comply with the ACICS financial stability standards and requirements for accreditation. Although we submitted the requested information to CSAAVE, they refused to lift the suspension order. In response, on June 1, 2015, we filed a verified petition for writ of mandate, application for stay, and complaint for injunctive and declaratory relief in the Superior Court of the State of California, County of Orange under the following caption: ITT Educational Services, Inc. v. The California State Approving Agency for Veterans Education and the California Department of Veteran Affairs (the “CSAAVE Petition”). On June 23, 2015, the court issued an alternative writ of mandate ordering CSAAVE to either immediately rescind its suspension of approval of our campuses’ courses for enrollment by veterans, and so notify the public, or appear before the court on August 21, 2015 to show cause as to why CSAAVE has not rescinded the suspension. The court also stayed CSAAVE’s suspension of our campuses’ courses until the August 21, 2015 hearing date. While the stay was in effect, we were able to continue to enroll veterans and CSAAVE was required to notify the public of the lifting of the suspension. On August 21, 2015, the court issued a tentative final ruling in our favor that CSAAVE’s suspension was unlawful, and later that day CSAAVE told the court that the suspension was removed and that there was therefore no pending suspension of our campuses.

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

On June 24, 2015, NEASC informed DWC that it had reason to believe that DWC may not meet three NEASC standards. As a result, DWC was given the opportunity at NEASC’s September 2015 meeting to show cause why DWC’s accreditation should not be withdrawn. DWC was required to submit a show-cause report by September 4, 2015, evidencing compliance with the three NEASC accreditation standards cited: Standard Two (Planning and Evaluation), Standard Three (Organization and Governance), and Standard Nine (Financial Resources). NEASC requested specific materials be included with the show-cause report, including an update on DWC’s planning efforts and progress in developing a strategic plan and an enrollment management plan, an update on Summer 2015 and Fall 2015 enrollment, evidence that we will provide sufficient continued financial support to DWC, an update on our financial and regulatory challenges, and an update on the appointment of a new CEO for DWC. DWC provided a responsive show-cause report and attended the September 2015 meeting.

On October 13, 2015, NEASC sent a letter to DWC, notifying DWC that, among other things, a continued formal notice of concern would be issued to DWC that it is in danger of not meeting NEASC’s accreditation standard on Financial Resources and that a determination about DWC’s compliance with NEASC’s accreditation standards on Organization and Governance and Planning and Evaluation would be deferred pending receipt of additional information from DWC by January 6, 2016. The letter also indicated that a determination would be made at NEASC’s March 2016 meeting about DWC’s compliance with the standards on Organization and Governance and Planning and Evaluation and additional monitoring, including the status of DWC’s Fall 2016 comprehensive evaluation and reports and visits related to the continued formal notice of concern. If these matters are not resolved to NEASC’s satisfaction and DWC ultimately were to lose its accreditation, it would lose its eligibility to participate in Title IV Programs and possibly its ability to operate. If we could not arrange for alternative financial resources for the students attending DWC, we could be forced to close DWC, which could have a negative impact on the realizable value of DWC’s assets and could result in a material impairment charge.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended September 30, 2015, we did not repurchase any shares of our common stock. Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act (the “Repurchase Program”). The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of September 30, 2015. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The Financing Agreement contains certain affirmative and negative covenants, including restrictions on the Loan Parties’ ability to pay dividends, subject to customary exceptions.

Item 5.	Other Information.

Shareholders who wish to have a proposal considered for inclusion in our proxy materials for our 2016 Annual Meeting of Shareholders (the “2016 Annual Meeting”) pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), must ensure that such proposal is received by the Company’s Secretary, Ryan L. Roney, at 13000 N. Meridian Street, Carmel, Indiana 46032 on or before the close of business on December 4, 2015. Any such proposal must also meet the requirements set forth in the rules and regulations of the SEC in order to be eligible for inclusion in the proxy materials for the 2016 Annual Meeting. The December 4, 2015 deadline will also apply in determining whether notice of a shareholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) of the Exchange Act. In addition, in accordance with the requirements contained in our By-Laws, shareholders who wish to bring business before the 2016 Annual Meeting outside of Rule 14a-8 of the Exchange Act or to nominate a person for election as a director must ensure that written notice of such proposal (including all of the information specified in our By-Laws) is received by our Secretary, Ryan L. Roney, at the address specified above no later than the close of business on February 17, 2016. Any such proposal must meet the requirements set forth in our By-Laws in order to be brought before the 2016 Annual Meeting.

On November 2, 2015, the parties in the New York Securities Litigation, including us, entered into a Stipulation and Agreement of Settlement to resolve the action in its entirety. Under the terms of the New York Settlement, we and/or our insurers would make a payment of approximately $17.0 million in exchange for the release of claims against the defendants and other released parties, by the plaintiffs and all settlement class members, and for the dismissal of the action with prejudice. The New York Settlement remains subject to the approval of the court. On November 2, 2015, the parties in the Indiana Securities Litigation, including us, entered into a Stipulation and Agreement of Settlement to resolve the action in its entirety. Under the terms of the Indiana Settlement, we and/or our insurers would make a payment of $12.5 million in exchange for the release of claims against the defendants and other released parties, by the plaintiffs and all settlement class members, and for the dismissal of the action with prejudice. The Indiana Settlement remains subject to the approval of the court. If both the New York Settlement and the Indiana Settlement are approved by the respective courts in New York and Indiana, our insurance carriers will fund a combined $25.0 million collectively towards the settlement payments for the New York Settlement and the Indiana Settlement. See Note 12 – Commitments and Contingencies of the Notes the Condensed Consolidated Financial Statements for further information regarding the New York Settlement and the Indiana Settlement.

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

ITT Educational Services, Inc.

Date: November 6, 2015

	By:	/s/ Rocco F. Tarasi, III
Rocco F. Tarasi, III
Interim Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011)

10.1	Amendment No. 3 to Financing Agreement, dated as of September 18, 2015, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on September 21, 2015)

10.2	Consulting Agreement, dated as of September 3, 2015, by and between ITT Educational Services, Inc. and Daniel M. Fitzpatrick (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on September 8, 2015)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements