Form 10-Q/A
period 2014-03-31
ITT EDUCATIONAL SERVICES INC
filed 2016-03-14
CIK 922475

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

EXPLANATORY NOTE

Restatement of Condensed Consolidated Financial Statements

ITT Educational Services, Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 (“Amended Filing”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, originally filed with the United States Securities and Exchange Commission (“SEC”) on November 14, 2014 (the “Original Filing”), to amend and restate its unaudited condensed consolidated financial statements and related disclosures for the three months ended March 31, 2014.

As a result of the execution of enhanced internal controls over financial reporting that were implemented as part of the remediation of material weaknesses identified in a prior period, we determined there was an error in the application of the interest method used to calculate the interest rate used in accounting for the accretion of the debt discount associated with a senior debt arrangement (the “PEAKS Senior Debt”) that resulted in the misstatement of interest expense in previously reported interim periods.

Within this Amended Filing, we are restating our previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2014 to reflect this adjustment to the interest rate used in the application of the interest method to the discount on the PEAKS Senior Debt in that period.

The effects of the restatement on our unaudited condensed consolidated financial statements are a reduction in the amount of the debt discount, an increase in the carrying value of the PEAKS Senior Debt and an increase in interest expense. The restatement does not increase the total amount of non-cash interest expense that will be reported from the accretion of the debt discount on the PEAKS Senior Debt, but instead changes the timing of the recognition of that interest expense through the maturity date. The restatement also has no effect on our cash and cash equivalents or liquidity; cash flows from operating activities, financing activities or investing activities; or projections of our future cash payment obligations under our private education loan program guarantees.

In this Amended Filing, we are restating:

•	our Condensed Consolidated Balance Sheet as of March 31, 2014 (unaudited);

•	our Condensed Consolidated Statement of Income for the three months ended March 31, 2014 (unaudited);

•	our Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 (unaudited);

•	our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 (unaudited);

•	our Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2014 (unaudited); and

•	the Notes to those condensed consolidated financial statements.

See Note 2 – Restatement of Previously Issued Financial Statements of the Notes to Condensed Consolidated Financial Statements for additional information.

In connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting.

For ease of reference, this Amended Filing amends and restates the Original Filing in its entirety. The following Items have been revised to reflect the impact of the restatement on the affected line items of our condensed consolidated financial statements:

•	Part I, Item 1 – Financial Statements

•	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 6 – Exhibits

We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our unaudited consolidated financial statements formatted in eXtensible Business Reporting Language (XBRL) in Exhibit 101. In addition, we have revised certain other Items in this Amended Filing solely to change cross-references to the numbers of the notes to our condensed consolidated financial statements resulting from a renumbering of the notes to add a note regarding the restatement.

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

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2014

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2014 (as restated) and 2013 and December 31, 2013	2

Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2014 (as restated) and 2013	3

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2014 (as restated) and 2013	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 (as restated) and 2013	5

Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the three months ended March 31, 2014 (as restated) and 2013 and the year ended December 31, 2013	6

Notes to Condensed Consolidated Financial Statements (as restated)	7

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(unaudited)

	As of
	March 31, 2014	December 31, 2013	March 31, 2013
	(as restated, see Note 2)
Assets
Current assets:
Cash and cash equivalents	$205,035	$215,771	$206,638
Restricted cash	4,293	5,636	6,693
Accounts receivable, net	77,384	99,530	106,308
PEAKS Trust student loans, less allowance for loan losses of $0, $0 and $0	7,713	7,730	7,282
Deferred income taxes	69,708	77,549	71,301
Prepaid expenses and other current assets	34,686	28,400	19,189

Total current assets	398,819	434,616	417,411

Property and equipment, net	164,072	168,509	184,123
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $29,349, $29,349 and $0	75,619	76,479	105,007
Deferred income taxes	77,508	68,324	45,024
Other assets	64,314	58,923	31,721

Total assets	$780,332	$806,851	$783,286

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$50,000	$50,000	$0
Current portion of PEAKS Trust senior debt	130,692	157,883	103,356
Accounts payable	67,336	58,021	63,713
Accrued compensation and benefits	16,075	18,107	15,425
Other current liabilities	52,268	42,136	52,185
Deferred revenue	141,549	147,630	120,628

Total current liabilities	457,920	473,777	355,307

Long-term debt	0	0	150,000
PEAKS Trust senior debt, excluding current portion	63,693	71,341	123,660
Other liabilities	142,476	146,087	45,634

Total liabilities	664,089	691,205	674,601

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	197,954	200,040	194,629
Retained earnings	941,176	940,449	950,202
Accumulated other comprehensive income (loss)	2,908	3,146	(7,835)
Treasury stock, 13,665,572, 13,698,716 and 13,706,781 shares, at cost	(1,026,166)	(1,028,360)	(1,028,682)

Total shareholders’ equity	116,243	115,646	108,685

Total liabilities and shareholders’ equity	$780,332	$806,851	$783,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
	(as restated, see Note 2)
Revenue	$237,923	$285,062
Costs and expenses:
Cost of educational services	120,115	124,176
Student services and administrative expenses	99,238	101,721
Legal and professional fees related to certain lawsuits, investigations and accounting matters	5,547	1,500
Loss related to loan program guarantees	0	3,803

Total costs and expenses	224,900	231,200

Operating income	13,023	53,862
(Loss) on consolidation of PEAKS Trust	0	(73,248)
Interest income	19	34
Interest (expense)	(11,812)	(3,574)

Income (loss) before provision for income taxes	1,230	(22,926)
Provision (benefit) for income taxes	471	(5,655)

Net income (loss)	$759	$(17,271)

Earnings (loss) per share:
Basic	$0.03	$(0.74)
Diluted	$0.03	$(0.74)

Weighted average shares outstanding:
Basic	23,447	23,397
Diluted	23,844	23,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
	(as restated, see Note 2)
Net income (loss)	$759	$(17,271)
Other comprehensive income (loss), net of tax:
Net actuarial pension loss amortization, net of income tax of $0 and $211	0	333
Prior service cost (credit) amortization, net of income tax of $151 and $151	(238)	(238)

Other comprehensive income (loss), net of tax	(238)	95

Comprehensive income (loss)	$521	$(17,176)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
	(as restated, see Note 2)
Cash flows from operating activities:
Net income (loss)	$759	$(17,271)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	6,462	7,292
Provision for doubtful accounts	16,615	15,305
Deferred income taxes	(2,317)	(15,384)
Stock-based compensation expense	2,551	3,093
Settlement cost	0	(46,000)
Accretion of discount on PEAKS Trust student loans	(3,133)	(1,360)
Accretion of discount on PEAKS Trust senior debt	6,452	652
Loss on consolidation of PEAKS Trust	0	73,248
Other	(180)	295
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	1,343	(1,512)
Accounts receivable	6,302	(42,685)
PEAKS Trust student loans	4,010	1,187
Accounts payable	9,315	409
Other operating assets and liabilities	(4,032)	(5,912)
Deferred revenue	(7,229)	(15,272)

Net cash flows from operating activities	36,918	(43,915)

Cash flows from investing activities:
Facility expenditures	(12)	(100)
Capital expenditures, net	(1,498)	(1,418)
Acquisition of company	(4,449)	0
Proceeds from repayment of notes	96	215
Note advances	0	(1,241)

Net cash flows from investing activities	(5,863)	(2,544)

Cash flows from financing activities:
Proceeds from revolving borrowings	0	10,000
Repayment of PEAKS Trust senior debt	(41,070)	0
Repurchase of common stock and shares tendered for taxes	(721)	(368)

Net cash flows from financing activities	(41,791)	9,632

Net change in cash and cash equivalents	(10,736)	(36,827)
Cash and cash equivalents at beginning of period	215,771	243,465

Cash and cash equivalents at end of period	$205,035	$206,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2012	37,069	$371	$197,113	$967,473	$(7,930)	(13,744)	$(1,031,262)	$125,765
For the three months ended March 31, 2013:
Net (loss)				(17,271)				(17,271)
Other comprehensive income, net of income tax					95			95
Equity award vesting and exercises			(2,948)			59	2,948	0
Tax benefit from equity awards			(2,629)					(2,629)
Stock-based compensation			3,093					3,093
Shares tendered for taxes						(22)	(368)	(368)

Balance as of March 31, 2013	37,069	371	194,629	950,202	(7,835)	(13,707)	(1,028,682)	108,685

For the nine months ended December 31, 2013:
Net (loss)				(9,753)				(9,753)
Other comprehensive income, net of income tax					10,981			10,981
Equity award vesting and exercises			(349)			9	349	0
Tax benefit from equity awards			(2,785)					(2,785)
Stock-based compensation			8,545					8,545
Shares tendered for taxes						(1)	(27)	(27)

Balance as of December 31, 2013	37,069	371	200,040	940,449	3,146	(13,699)	(1,028,360)	115,646

For the three months ended March 31, 2014:
Net income (as restated, see Note 2)				759				759
Other comprehensive (loss), net of income tax					(238)			(238)
Equity award vesting and exercises			(2,845)			51	2,845	0
Tax benefit from equity awards			(1,792)					(1,792)
Stock-based compensation			2,551					2,551
Shares tendered for taxes						(19)	(721)	(721)
Issuance of shares for Director’s compensation				(32)		1	70	38

Balance as of March 31, 2014 (as restated, see Note 2)	37,069	$371	$197,954	$941,176	$2,908	(13,666)	$(1,026,166)	$116,243

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

The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by GAAP. Arrangements where we have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we are required to consolidate the other party in our condensed consolidated financial statements. See Note 7 – Variable Interest Entities, for a further discussion of the VIEs in which we held a variable interest and the consolidation of the PEAKS Trust in our condensed consolidated financial statements beginning February 28, 2013.

In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2013.

2.	Restatement of Previously Issued Financial Statements

Subsequent to the Original Filing, we determined there was an error in the application of the interest method used to calculate the interest rate used in accounting for the accretion of the debt discount associated with our PEAKS Senior Debt. In our Original Filing, we accreted the debt discount associated with the PEAKS Senior Debt using the interest method based on the amounts and timing of the repayments that we estimated at the time that the PEAKS Senior Debt was initially included in our consolidated financial statements. We subsequently determined that the interest method should take into consideration actual repayments and updated projections for future repayments on the PEAKS Senior Debt to determine the interest rate used to calculate the amount of the debt discount recognized as interest expense in each period.

As a result, we have restated the previously-issued unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for each of the fiscal quarters ended March 31, 2014, June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015, and our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, and that those previously-issued financial statements should no longer be relied upon.

Our restated condensed consolidated financial statements as of and for the three months ended March 31, 2014 included in this Amended Filing reflect the correction of this error. A reconciliation of previously reported amounts to the restated amounts is set forth in the tables below.

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Balance Sheet as of March 31, 2014:

	As of March 31, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Balance Sheet Data:
Deferred income taxes	$75,607	$1,901	$77,508
Total assets	778,431	1,901	780,332
Other current liabilities	52,415	(147)	52,268
Total current liabilities	458,067	(147)	457,920
PEAKS Trust senior debt, excluding current portion	58,782	4,911	63,693
Total liabilities	659,325	4,764	664,089
Retained earnings	944,039	(2,863)	941,176
Total shareholders’ equity	119,106	(2,863)	116,243
Total liabilities and shareholders’ equity	778,431	1,901	780,332

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Statement of Income for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Income Data:
Revenue	$237,923	$0	$237,923
Costs and expenses:
Cost of educational services	120,115	0	120,115
Student services and administrative expenses	99,238	0	99,238
Legal and professional fees related to certain lawsuits, investigations and accounting matters	5,547	0	5,547
Loss related to loan program guarantees	0	0	0

Total costs and expenses	224,900	0	224,900

Operating income	13,023	0	13,023
Interest income	19	0	19
Interest (expense)	(6,901)	(4,911)	(11,812)

Income before provision for income taxes	6,141	(4,911)	1,230
Provision for income taxes	2,519	(2,048)	471

Net income	$3,622	$(2,863)	$759

Earnings per share:
Basic	$0.15	$(0.12)	$0.03
Diluted	$0.15	$(0.12)	$0.03
Weighted average shares outstanding:
Basic	23,447	0	23,447
Diluted	23,844	0	23,844

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Comprehensive Income Data:
Net income	$3,622	$(2,863)	$759
Comprehensive income	3,384	(2,863)	521

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Cash Flows Data:
Net income	$3,622	$(2,863)	$759
Deferred income taxes	(416)	(1,901)	(2,317)
Accretion of discount on PEAKS Trust senior debt	1,541	4,911	6,452
Other operating assets and liabilities	(3,885)	(147)	(4,032)
Net cash flows from operating activities	36,918	0	36,918

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Shareholders’ Equity Data – Retained Earnings:
Net income	$3,622	$(2,863)	$759
Balance as of March 31, 2014	944,039	(2,863)	941,176

3.	New Accounting Guidance

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

As of March 31, 2014, the carrying value of the senior debt issued by the PEAKS Trust in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”) was $194,385 and the estimated fair value was approximately $199,316. As of March 31, 2013, the carrying value of the PEAKS Senior Debt was $227,016 and the estimated fair value was approximately $226,100. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

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

7.	Variable Interest Entities

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

Our consolidated financial statements for periods as of and after February 28, 2013 include the PEAKS Trust, because we were considered to have control over the PEAKS Trust beginning on February 28, 2013 under ASC 810, as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. We do not, however, actively manage the operations of the PEAKS Trust, and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. See Note 12 – Contingencies.

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

The following table sets forth the carrying value of assets and liabilities of the PEAKS Trust that were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of March 31,
	2014	2013
Assets
Restricted cash	$1,640	$2,600
PEAKS Trust student loans, less allowance for loan losses of $0 and $0	7,713	7,282
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $29,349 and $0	75,619	105,007

Total assets	$84,972	$114,889

Liabilities
Current portion of PEAKS Trust senior debt	$130,692	$103,356
Other current liabilities	449	519
PEAKS Trust senior debt, excluding current portion	63,693	123,660

Total liabilities	$194,834	$227,535

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

The following table sets forth the revenue and expenses of the PEAKS Trust, excluding the loss on consolidation of the PEAKS Trust, that were included in our Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Revenue	$3,133	$1,360
Student services and administrative expenses	1,416	519
Interest expense	11,017	2,422

(Loss) before provision for income taxes	$(9,300)	$(1,581)

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

In the three months ended March 31, 2014, the 2009 Entity did not remit to us $219 of recoveries from charged-off loans that were owed to us. In the three months ended March 31, 2013, the 2009 Entity did not remit to us $54 of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of March 31, 2014 and 2013. In the three months ended March 31, 2013, we offset $538 owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional Regular Payments in that amount. See Note 12 – Contingencies, for a further discussion of the offset and 2009 RSA. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2013. We determined that claiming an offset against the Revolving Note for Regular Payments did not give us the power to direct the activities that most significantly impacted the economic performance of the 2009 Entity.

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

8.	PEAKS Trust Student Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 7 – Variable Interest Entities, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust were included on our Condensed Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and March 31, 2013. The PEAKS Trust Student Loans are included in the line items related to the PEAKS Trust Student Loans on our Condensed Consolidated Balance Sheet.

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

The following table sets forth information regarding aggregate changes in accretable yield of the loan pools of the PEAKS Trust Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the period indicated:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$70,580	$42,274	$0	$0
Additions resulting from the Consolidation	0	0	100,953	58,843
Accretion	(3,133)	(1,803)	(1,360)	(732)
Reclassification from nonaccretable difference and changes in expected cash flows	5,904	4,153	0	0

Balance at end of period	$73,351	$44,624	$99,593	$58,111

9.	Debt

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

Under the Amended Credit Agreement, the aggregate commitment of the lenders, effective June 30, 2014, is reduced to $135,000, and the portion of the commitments available for letters of credit is increased from $25,000 to $85,000. Certain letters of credit in an aggregate amount of approximately $2,352 previously issued by JPMorgan Chase Bank, N.A. are deemed to be letters of credit issued pursuant to the Amended Credit Agreement. We caused a letter of credit payable to the ED (“ED Letter of Credit”) in the amount of $79,708 to be issued on October 31, 2014. See Note 12 – Contingencies, for a further discussion of the ED Letter of Credit. In addition, the commitments of the lenders under the Amended Credit Agreement will be reduced to the extent that borrowings are repaid by us using proceeds from certain types of transactions, as described further below.

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

PEAKS Trust Senior Debt. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements. See Note 7 – Variable Interest Entities, for a further discussion of the Consolidation. In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300,000 to investors. The PEAKS Senior Debt matures in January 2020 and bears interest at a variable rate based on the LIBOR, plus a 550 basis point margin. The minimum LIBOR rate applied to the PEAKS Senior Debt cannot be less than 2.00%. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. Under the terms of the PEAKS Program documents, however, amounts received on a monthly basis by the PEAKS Trust that exceed the fees and expenses of the PEAKS Trust then due and the interest then due on the PEAKS Senior Debt are to be paid to reduce the outstanding principal balance of the PEAKS Senior Debt. The assets of the PEAKS Trust (which include, among other assets, the PEAKS Trust Student Loans) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. Payment of the PEAKS Senior Debt may be accelerated by the indenture trustee of the PEAKS Trust or by the holders of the PEAKS Senior Debt in response to certain events of default under the indenture under the PEAKS Program (the “PEAKS Indenture”), including, among other things:

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

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to equal or exceed the applicable required Asset/Liability Ratio. See Note 12 – Contingencies, for a further discussion of the PEAKS Guarantee.

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

We estimate that we have made, and will make, payments under the PEAKS Guarantee of approximately $158,800 in the year ending December 31, 2014 to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio. That estimated amount includes the:

•	$40,000 that we paid in March 2014 pursuant to the Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 7 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Letter Agreement);

•	payments totaling approximately $51,700 that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	$50,000 that we paid in October 2014, as described in the immediately preceding paragraph.

As of March 31, 2014, the outstanding principal balance of the PEAKS Senior Debt was approximately $214,516 and the carrying value was $194,385. We recorded $130,692 as a current liability as of March 31, 2014, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following March 31, 2014 after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Condensed Consolidated Statements of Income using the interest method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately 19.20% per annum in the three months ended March 31, 2014 and approximately 12.40% per annum in the three months ended March 31, 2013. We recognized interest expense on the PEAKS Senior Debt of:

•	$11,017 in the three months ended March 31, 2014, which included $6,452 of discount accretion; and

•	$2,422 in the three months ended March 31, 2013, which included $652 of discount accretion.

10.	Earnings (Loss) Per Common Share

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

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$125,880	$126,978
Increases (decreases) from:
Additional accruals:
2009 RSA	0	3,803
Other	8,764	4,313
Payments, other (1)	(3,971)	(2,743)
Payments, net of recoveries of $0 and $103 (2)	(1,158)	(203)
Payments under PEAKS Guarantee, net of estimated recoveries of $0 and $723	(40,713)	(516)
Payments on Behalf of Borrowers	(1,832)	(1,855)
Settlement payment - 2007 RSA	0	(46,000)
Elimination of intercompany transactions (3)	42,545	985
Elimination of PEAKS Guarantee accrual (4)	0	(46,114)

Balance at end of period	$129,515	$38,648

(1)	Consists of payments for legal and other contingencies, net of recoveries from charged-off loans made under the 2009 Loan Program that were owed, but had not been remitted, to us.
(2)	Consists of payments, net of recoveries, under the 2009 RSA.
(3)	We consolidated the PEAKS Trust in our consolidated financial statements as of February 28, 2013 and, as a result, we eliminated from our consolidated financial statements the amount of payments under the PEAKS Guarantee and Payments on Behalf of Borrowers that we made following the Consolidation. See Note 7 – Variable Interest Entities, for a further discussion of the Consolidation.
(4)	As a result of the Consolidation, in the three months ended March 31, 2013, we eliminated from our consolidated financial statements the contingent liability related to the PEAKS Guarantee that we had previously recorded.

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 7 – Variable Interest Entities, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and March 31, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our Condensed Consolidated Balance Sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

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

Under the 2009 RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the 2009 Loan Program that have been charged off. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. We have claimed as an offset against amounts owed to us under the Revolving Note amounts that would have the effect of discharging our obligations with respect to certain charged off loans under the 2009 RSA. In addition, in the three months ended December 31, 2013, we made Discharge Payments to the 2009 Entity. Making Discharge Payments may result in us paying amounts to the 2009 Entity in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligation in future periods under the 2009 RSA. See Note 7 – Variable Interest Entities, for a further discussion of Discharge Payments.

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

Many of the amounts of assets, liabilities, revenue and expenses reported in our condensed consolidated financial statements are based on estimates and assumptions that affect the amounts reported. We are subject to risks and uncertainties that could affect amounts reported in our consolidated financial statements in future periods. Our future performance, results of operations, financial condition, cash flows, liquidity, capital resources, ability to meet our obligations and ability to comply with covenants, metrics and regulatory requirements are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimated results, including, but not limited to, the following:

•	The Consolidation and other factors, among other things:

•	have caused violations by us of covenants under the Amended Credit Agreement, for which we have obtained waivers and amendments relating to those violations;

•	have negatively impacted our compliance with:

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score; and

•	our compliance with the financial requirements of certain state education and professional licensing authorities (“SAs”); and

•	have negatively impacted the financial metrics to which we are subject under the PEAKS Program and 2009 RSA.

See Note 9 – Debt and Note 12 – Contingencies, for additional information.

•	We believe that we will be required to consolidate the 2009 Entity into our consolidated financial statements in the foreseeable future, which could impact our compliance with:

•	covenants under the Amended Credit Agreement;

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score;

•	the financial requirements of certain SAs; and

•	the financial metrics to which we are subject under the PEAKS Program and 2009 RSA.

See Note 7 – Variable Interest Entities, for additional information.

•	Our institutions’ failure to submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to submit a letter of credit payable to the ED, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We have caused the letter of credit to be issued and have implemented procedures to address HCM, which requirements are not expected to significantly impact the timing of our receipt of Title IV Program funds. See Note 9 – Debt, for additional information.

•	We caused the ED Letter of Credit to be issued on October 31, 2014. The term of the letter of credit ends on November 4, 2019. With respect to any letter of credit issued under the Amended Credit Agreement, we are required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. Based on the amount of the ED Letter of Credit and other letters of credit outstanding as of the date of this filing, the amount of the cash collateral that we will have to provide is approximately $89,300. The cash collateral may be provided from available funds. See Note 9 – Debt, for additional information.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements and employee-related matters, among others. We cannot provide an estimate of the possible losses, or range of possible losses, in excess of the amounts, if any, accrued with respect to those matters. See the subsections entitled “Litigation” and “Government Investigations” in Note 12 - Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

•	The significant guarantee obligations that we have under the PEAKS Guarantee and 2009 RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $163,239 in 2014 and approximately $9,813 in 2015. In addition, based on various assumptions, including the historical and projected performance and collections of the private education loans under the 2009 Loan Program, we believe that we will make payments under the 2009 RSA of approximately $8,610 in 2014 and $14,251 in 2015. The Discharge Payment made under the Fourth Amendment to 2009 RSA is not included in the amount of payments that were estimated, as of March 31, 2014, to be made in 2014. See Note 9 – Debt and Note 12 – Contingencies, for a further discussion of the PEAKS Guarantee and 2009 RSA (collectively, the “RSAs”), estimated payment amounts and contingent liabilities.

•	As of March 31, 2014, the outstanding borrowings under the Amended Credit Agreement totaled $50,000 and were classified as a current liability. If we are not in compliance with one or more covenants and are unable to obtain a waiver of our noncompliance or an amendment to the Amended Credit Agreement that would allow us to be in compliance with those covenants or otherwise not be in default under the Amended Credit Agreement, the lenders would have various remedies, including:

•	the lending commitments under the Amended Credit Agreement may be terminated;

•	our ability to request the issuance of letters of credit and obtain amendments, extensions or renewals of letters of credit already issued under the Amended Credit Agreement may be terminated;

•	all then outstanding borrowings and other amounts owed under the Amended Credit Agreement may be declared immediately due and payable; and

•	we could be required to provide cash collateral (in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit) for our obligations with respect to outstanding letters of credit, if that cash collateral has not already been posted.

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

This management’s discussion and analysis of financial condition and results of operations has been revised to reflect the impact of the restatement on the affected line items of our condensed consolidated financial statements. See Note 2 – Restatement of Previously Issued Financial Statements of the Notes to Condensed Consolidated Financial Statements for additional information about the restatement.

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

Consolidation and Core Operations

Our consolidated financial statements beginning on February 28, 2013 include the PEAKS Trust, because we were considered to have control over the PEAKS Trust beginning on February 28, 2013 under ASC 810, as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. See Note 7 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements. We do not, however, actively manage the operations of the PEAKS Trust and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full, as discussed further under “— Private Education Loan Program Obligations” and Note 12—Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

	Three Months Ended March 31, 2014
	Core Operations	PEAKS Trust	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$234,790	$3,133	$237,923
Costs and expenses:
Cost of educational services	120,115	0	120,115
Student services and administrative expenses	97,822	1,416	99,238
Legal and professional fees related to certain lawsuits, investigations and accounting matters	5,547	0	5,547

Total costs and expenses	223,484	1,416	224,900

Operating income	11,306	1,717	13,023
Interest income	19	0	19
Interest (expense)	(795)	(11,017)	(11,812)

Income (loss) before provision for income taxes	$10,530	$(9,300)	$1,230

	Three Months Ended March 31, 2013
	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$283,702	$1,360	$0	$285,062
Costs and expenses:
Cost of educational services	124,176	0	0	124,176
Student services and administrative expenses	101,202	519	0	101,721
Legal and professional fees related to certain lawsuits, investigations and accounting matters	1,500	0	0	1,500
Loss related to loan program guarantees	3,803	0	0	3,803

Total costs and expenses	230,681	519	0	231,200

Operating income	53,021	841	0	53,862
(Loss) on consolidation of PEAKS Trust	0	(112,748)	39,500	(73,248)
Interest income	34	0	0	34
Interest (expense)	(1,152)	(2,422)	0	(3,574)

Income (loss) before provision for income taxes	$51,903	$(114,329)	$39,500	$(22,926)

Following the Consolidation, our revenue consists of:

•	revenue from the Core Operations, primarily from tuition, tool kit sales and student fees; and

•	student loan interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans.

Following the Consolidation, our student services and administrative expenses are comprised of:

•	expenses related to the Core Operations, including marketing expenses, an expense for uncollectible accounts and administrative expenses incurred primarily at our corporate headquarters; and

•	expenses incurred by the PEAKS Trust, primarily related to fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust.

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

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Revenue	100.0%	100.0%
Cost of educational services	50.5%	43.6%
Student services and administrative expenses	41.7%	35.7%
Legal and professional fees related to certain lawsuits, investigations and accounting matters	2.3%	0.5%
Loss related to loan program guarantees	0.0%	1.3%

Operating income	5.5%	18.9%
(Loss) on consolidation of PEAKS Trust	0.0%	(25.7%)
Interest (expense), net	(5.0%)	(1.2%)

Income (loss) before provision for income taxes	0.5%	(8.0%)

The following table sets forth our total student enrollment as of the dates indicated:

	2014		2013
Total Student Enrollment as of:	Total Student Enrollment	(Decrease) To Prior Year	Total Student Enrollment	(Decrease) To Prior Year
March 31	57,125	(6.4%)	61,039	(14.2%)
June 30	Not applicable	Not applicable	58,617	(11.7%)
September 30	Not applicable	Not applicable	60,997	(7.1%)
December 31	Not applicable	Not applicable	57,542	(5.8%)

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

We did not record a provision for PEAKS Trust student loan losses in the three months ended March 31, 2014 or 2013. Based upon our methodology, the expected loan loss analysis as of March 31, 2014 indicated that the allowance for loan losses should be $2.9 million lower than the $29.4 million allowance for loan losses recorded as of December 31, 2013. The apparent improvement in the expected PEAKS Trust student loan losses that would have resulted in a benefit in the three months ended March 31, 2014, however, does not appear, at this time, to be sustainable. Therefore, we did not record a benefit for the PEAKS Trust student loan losses or reduce the allowance for loan losses in the three months ended March 31, 2014. We expect to increase the allowance for loan losses and record a provision for PEAKS Trust student loan losses of approximately $9.0 million in the three months ended June 30, 2014 and $4.6 million in the three months ended September 30, 2014. See Note 8 – PEAKS Trust Student Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses.

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

In the three months ended March 31, 2013, we recorded a loss upon the Consolidation of $73.2 million. This loss represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets upon the Consolidation, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the Consolidation. See Note 7 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation.

Interest income was less than $0.1 million in the three months ended March 31, 2014 and March 31, 2013.

Interest expense increased $8.2 million, or 230.5%, to $11.8 million in the three months ended March 31, 2014 compared to $3.6 million in the three months ended March 31, 2013, primarily due to:

•	interest expense of approximately $11.0 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, in the three months ended March 31, 2014, compared to $2.4 million in the three months ended March 31, 2013; and

•	a decrease in our weighted average outstanding borrowings under the Amended Credit Agreement, which was partially offset by an increase in the effective interest rate under the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 38.3% in the three months ended March 31, 2014 compared to 24.7% in the three months ended March 31, 2013. The effective income tax rate was lower in the three months ended March 31, 2013, primarily due to the recognition of certain losses related to the PEAKS Trust in our consolidated financial statements for which an income tax benefit was not recognized.

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

Our Condensed Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and March 31, 2013 included the assets and liabilities of the PEAKS Trust. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. We have significant payment obligations under the PEAKS Guarantee and the 2009 RSA. See “— Private Education Loan Program Obligations” and Note 12 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of our obligations under the PEAKS Guarantee and the 2009 RSA.

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

Under the Amended Credit Agreement, the aggregate commitment of the lenders, effective June 30, 2014, is reduced to $135.0 million, and the portion of the commitments available for letters of credit is increased from $25.0 million to $85.0 million. Certain letters of credit in an aggregate amount of approximately $2.4 million previously issued by JPMorgan Chase Bank, N.A. are deemed to be letters of credit issued pursuant to the Amended Credit Agreement. We caused the ED Letter of Credit in the amount of $79.7 million to be issued on October 31, 2014. See Note 12 – Contingencies, for a further discussion of the ED Letter of Credit. In addition, the commitments of the lenders under the Amended Credit Agreement will be reduced to the extent that borrowings are repaid by us using proceeds from certain types of transactions, as described further below.

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

Beginning on February 28, 2013, we have consolidated the PEAKS Trust in our consolidated financial statements. See Note 7 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation. In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The PEAKS Senior Debt matures in January 2020 and bears interest at a variable rate based on the LIBOR, plus a 550 basis point margin. The minimum LIBOR rate applied to the PEAKS Senior Debt cannot be less than 2.00%. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. Under the terms of the PEAKS Program documents, however, amounts received on a monthly basis by the PEAKS Trust that exceed the fees and expenses of the PEAKS Trust then due and the interest then due on the PEAKS Senior Debt are to be paid to reduce the outstanding principal balance of the PEAKS Senior Debt. We estimate that the amounts received in 2014 by the PEAKS Trust from the PEAKS Trust Student Loan borrowers that could be used to reduce the outstanding principal balance of the PEAKS Senior Debt, will not be material. The assets of the PEAKS Trust (which include, among other assets, the PEAKS Trust Student Loans) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. Payment of the PEAKS Senior Debt may be accelerated by the indenture trustee of the PEAKS Trust or by the holders of the PEAKS Senior Debt in response to certain events of default under the PEAKS Indenture, including, among other things:

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

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to equal or exceed the applicable required Asset/Liability Ratio. See Note 12 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Guarantee.

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

We estimate that we have made, and will make, payments under the PEAKS Guarantee of approximately $158.8 million in the year ending December 31, 2014 to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio. That estimated amount includes the:

•	$40.0 million that we paid in March 2014 pursuant to the Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 7 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Letter Agreement);

•	payments totaling approximately $51.7 million that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	$50.0 million that we paid in October 2014, as described in the immediately preceding paragraph.

The amount of the assets of the PEAKS Trust for purposes of computing the Asset/Liability Ratio was $265.6 million as of March 31, 2014 and $160.9 million as of September 30, 2014. The outstanding principal balance of the PEAKS Senior Debt was approximately $214.5 million as March 31, 2014 and $162.8 million as of September 30, 2014. The carrying value of the PEAKS Senior Debt was approximately $194.4 million as of March 31, 2014. We recorded $130.7 million of the total carrying value of the PEAKS Senior Debt as a current liability as of March 31, 2014, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following March 31, 2014 after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226.1 million. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was approximately $257.5 million. The $31.4 million difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Condensed Consolidated Statements of Income using the interest method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately 19.2% per annum in the three months ended March 31, 2014 and 12.40% per annum in the three months ended March 31, 2013. We recognized interest expense on the PEAKS Senior Debt of:

•	$11.0 million in the three months ended March 31, 2014, which included $6.5 million of discount accretion; and

•	$2.4 million in the three months ended March 31, 2013, which included $0.7 million of discount accretion.

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of March 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$157,063	$42,676	$66,391	$35,655	$12,341
Debt under Amended Credit Agreement(a)	52,682	52,682	0	0	0
PEAKS Trust senior debt (b)	250,448	143,165	25,031	24,758	57,494
Claims and contingencies-2009 RSA(c)	129,290	10,731	31,104	87,455	0

Total	$589,483	$249,254	$122,526	$147,868	$69,835

(a)	The Debt under Amended Credit Agreement represents the borrowings under the Amended Credit Agreement and assumes that the $50.0 million outstanding balance under the Amended Credit Agreement as of March 31, 2014 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of March 31, 2014.

(b)	The PEAKS Trust Senior Debt represents the PEAKS Senior Debt issued by the PEAKS Trust. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Condensed Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and March 31, 2013. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of March 31, 2014, December 31, 2013 and March 31, 2013 for the PEAKS Guarantee, because this liability was eliminated upon the Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed under “— Private Education Loan Program Obligations.” See also Note 7 – Variable Interest Entities and Note 12 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for additional information on the PEAKS Guarantee and the Consolidation. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of March 31, 2014. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 7 – Variable Interest Entities, Note 9 – Debt and Note 12 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
(c)	The $129.3 million in the Claims and contingencies-2009 RSA line item represents our estimate of the amounts that we believe will be owed by us in the periods indicated related to our guarantee obligations under the 2009 RSA. These estimated amounts were included in the calculation of the amount to record as contingent liabilities, as were estimated collections from charged-off loans. Our contingent liability for the 2009 RSA includes the total estimated payments and estimated recoveries, net of a $8.7 million discount representing the time value of money, and was included in Other current liabilities and Other liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2014. The amounts shown in the table have not been reduced by amounts from the recovery of charged-off loans under the 2009 Loan Program, which can be used to offset amounts owed by us under the 2009 RSA and which we estimate could be approximately $4.7 million and paid to us over the seven-year period following March 31, 2014. See Note 12 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for additional information on the 2009 RSA. The estimated timing and amounts shown in the above table were based on various assumptions and, therefore, are subject to change.

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

As of March 31, 2014, we concluded that we were not required to consolidate the 2009 Entity in our condensed consolidated financial statements. Based on preliminary loan performance data as of September 30, 2014 that we have received regarding the private education loans made under the 2009 Loan Program, however, we believe that, as of September 30, 2014, the 2009 Loan Program Servicer may not have met the performance criteria specified in the 2009 Servicing Agreement. As a result, it appears likely that the 2009 Loan Program Servicer either has failed, or within the foreseeable future will fail, to meet the performance criteria in the 2009 Servicing Agreement. Once that occurs, following a cure period and assuming that no cure occurs, we will have the right to terminate the 2009 Servicing Agreement. As a result of that right, we will be required to consolidate the 2009 Entity into our consolidated financial statements. We believe that our right to terminate the 2009 Servicing Agreement will become operative in late 2014 or early 2015. At this time, we are unable to quantify the impact of a consolidation of the 2009 Entity into our consolidated financial statements, but it could have a material adverse effect on our consolidated financial statements. See “— Private Education Loan Program Obligations” and Note 7 – Variable Interest Entities and Note 12 – Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 7 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust were included on, and all intercompany transactions were eliminated from, our Condensed Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and March 31, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our consolidated balance sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

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

We believe that it is probable that we will make payments under the PEAKS Guarantee and estimate that those payments may be approximately $163.2 million in 2014, $9.8 million in 2015 and $46.7 million in 2020. The vast majority of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $94.4 million as of December 31, 2014 and $0.0 million as of January 31, 2020. See Note 9 – Debt and Note 12 –Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Asset/Liability Ratio. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on PEAKS Trust Student Loans that remain in repayment and collect recoveries on PEAKS Trust Student Loans that have been charged off. The only obligation of the PEAKS Trust, at that time, will be the payment of the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $47.9 million of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based. Included in the estimated amount to be paid in 2014 are:

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

Under the 2009 RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the 2009 Loan Program that have been charged off. The effect of making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. Making Discharge Payments may result in us paying amounts to the 2009 Entity in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods under the 2009 RSA. See Note 7 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Discharge Payments.

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

The recorded liability related to our guarantee obligations under the 2009 RSA was approximately $115.9 million as of March 31, 2014, compared to $116.9 million as of December 31, 2013 and $31.8 million as of March 31, 2013. The recorded liability for our guarantee obligations under the 2009 RSA was included in Other current liabilities and Other liabilities on our Condensed Consolidated Balance Sheets. See Note 12 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the recorded liability.

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

ITT Educational Services, Inc.

Date: March 14, 2016

	By:	/s/ Rocco F. Tarasi, III
Rocco F. Tarasi, III
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011)

10.1	Letter Agreement, dated as of March 17, 2014, between ITT Educational Services, Inc., Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, and the holders of the senior debt signatory thereto (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on March 21, 2014)

10.2	First Amendment to Credit Agreement, dated as of March 31, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on April 4, 2014)

10.3	Form of Amendment to Certain Restricted Stock Unit Award Agreements (incorporated herein by reference from Exhibit 10.22 to ITT/ESI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

10.4	Fourth Amendment to Risk Sharing Agreement, dated as of November 6, 2014, by and between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC (incorporated herein by reference from the same exhibit number to ITT/ESI’s Quarterly Report on Form 10-Q filed on November 14, 2014)

10.5	Consent to Credit Agreement, entered into as of October 15, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference from the same exhibit number to ITT/ESI’s Quarterly Report on Form 10-Q filed on November 14, 2014)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101	The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements