Form 10-Q/A
period 2014-06-30
ITT EDUCATIONAL SERVICES INC
filed 2016-03-14
CIK 922475

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

ITT Educational Services, Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 (“Amended Filing”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, originally filed with the United States Securities and Exchange Commission (“SEC”) on November 19, 2014 (the “Original Filing”), to amend and restate its unaudited condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2014.

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

Within this Amended Filing, we are restating our previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 to reflect this adjustment to the interest rate used in the application of the interest method to the discount on the PEAKS Senior Debt in that period.

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

In this Amended Filing, we are restating:

•	our Condensed Consolidated Balance Sheet as of June 30, 2014 (unaudited);

•	our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 (unaudited);

•	our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 (unaudited);

•	our Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 (unaudited);

•	our Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2014 (unaudited); and

•	the Notes to those condensed consolidated financial statements.

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

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

June 30, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(unaudited)

	As of
	June 30, 2014	December 31, 2013	June 30, 2013
	(as restated, see Note 2)
Assets
Current assets:
Cash and cash equivalents	$224,956	$215,771	$182,568
Restricted cash	2,768	5,636	5,819
Accounts receivable, net	68,937	99,530	125,927
PEAKS Trust student loans, less allowance for loan losses of $0, $0 and $0	7,420	7,730	7,307
Deferred income taxes	67,415	77,549	68,215
Prepaid expenses and other current assets	36,056	28,400	20,015

Total current assets	407,552	434,616	409,851
Property and equipment, net	158,947	168,509	179,095
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $38,420, $29,349 and $4,319	65,997	76,479	101,375
Deferred income taxes	80,486	68,324	45,267
Other assets	65,505	58,923	31,990

Total assets	$778,487	$806,851	$767,578

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$50,000	$50,000	$0
Current portion of PEAKS Trust senior debt	132,429	157,883	102,695
Accounts payable	75,918	58,021	63,719
Accrued compensation and benefits	23,320	18,107	26,219
Other current liabilities	46,049	42,136	43,177
Deferred revenue	131,378	147,630	113,891

Total current liabilities	459,094	473,777	349,701
Long-term debt	0	0	120,000
PEAKS Trust senior debt, excluding current portion	64,301	71,341	124,983
Other liabilities	138,361	146,087	43,208

Total liabilities	661,756	691,205	637,892

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	198,806	200,040	195,141
Retained earnings	941,024	940,449	970,405
Accumulated other comprehensive income (loss)	2,670	3,146	(7,787)
Treasury stock, 13,665,129, 13,698,716 and 13,700,051 shares, at cost	(1,026,140)	(1,028,360)	(1,028,444)

Total shareholders’ equity	116,731	115,646	129,686

Total liabilities and shareholders’ equity	$778,487	$806,851	$767,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (as restated, see Note 2)	2013	2014 (as restated, see Note 2)	2013
Revenue	$238,096	$260,459	$476,019	$545,521
Costs and expenses:
Cost of educational services	116,276	123,541	236,391	247,717
Student services and administrative expenses	97,547	98,335	196,785	200,056
Legal and professional fees related to certain lawsuits, investigations and accounting matters	8,380	213	13,927	1,713
Loss related to loan program guarantees	0	0	0	3,803
Provision for PEAKS Trust student loan losses	9,071	4,319	9,071	4,319

Total costs and expenses	231,274	226,408	456,174	457,608

Operating income	6,822	34,051	19,845	87,913
(Loss) on consolidation of PEAKS Trust	0	0	0	(73,248)
Interest income	15	25	34	59
Interest (expense)	(7,211)	(7,369)	(19,023)	(10,943)

Income (loss) before provision for income taxes	(374)	26,707	856	3,781
Provision (benefit) for income taxes	(222)	6,503	249	849

Net income (loss)	$(152)	$20,204	$607	$2,932

Earnings (loss) per share:
Basic	$(0.01)	$0.86	$0.03	$0.13
Diluted	$(0.01)	$0.86	$0.03	$0.12
Weighted average shares outstanding:
Basic	23,459	23,414	23,453	23,406
Diluted	23,459	23,550	23,651	23,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (as restated, see Note 2)	2013	2014 (as restated, see Note 2)	2013
Net income (loss)	$(152)	$20,204	$607	$2,932
Other comprehensive income (loss), net of tax:
Net actuarial pension loss amortization, net of income tax of $0, $182, $0 and $393	0	286	0	619
Prior service cost (credit) amortization, net of income tax of $150, $151, $301 and $302	(238)	(238)	(476)	(476)

Other comprehensive income (loss), net of tax	(238)	48	(476)	143

Comprehensive income (loss)	$(390)	$20,252	$131	$3,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (as restated, see Note 2)	2013	2014 (as restated, see Note 2)	2013
Cash flows from operating activities:
Net income (loss)	$(152)	$20,204	$607	$2,932
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,508	7,351	12,970	14,643
Provision for doubtful accounts	13,767	14,924	30,382	30,229
Deferred income taxes	(1,961)	1,484	(4,278)	(13,899)
Stock-based compensation expense	2,311	2,301	4,862	5,394
Settlement cost	0	0	0	(46,000)
Accretion of discount on PEAKS Trust student loans	(3,239)	(4,104)	(6,372)	(5,464)
Accretion of discount on PEAKS Trust senior debt	2,389	1,381	8,841	2,033
Provision for PEAKS Trust student loan losses	9,071	4,319	9,071	4,319
Loss on consolidation of PEAKS Trust	0	0	0	73,248
Other	(248)	71	(428)	365
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	1,525	874	2,868	(638)
Accounts receivable	(5,320)	(34,543)	982	(77,228)
PEAKS Trust student loans	4,083	3,392	8,093	4,579
Accounts payable	8,582	6	17,897	415
Other operating assets and liabilities	(5,582)	(2,121)	(9,614)	(8,032)
Deferred revenue	(10,171)	(6,737)	(17,400)	(22,009)

Net cash flows from operating activities	21,563	8,802	58,481	(35,113)

Cash flows from investing activities:
Facility expenditures	(145)	(360)	(157)	(460)
Capital expenditures, net	(1,002)	(1,955)	(2,500)	(3,373)
Acquisition of company	(584)	0	(5,033)	0
Proceeds from repayment of notes	97	107	193	322
Note advances and purchases of investments	(1)	0	(1)	(1,241)

Net cash flows from investing activities	(1,635)	(2,208)	(7,498)	(4,752)

Cash flows from financing activities:
Proceeds (repayment) from revolving borrowings	0	(30,000)	0	(20,000)
Repayment of PEAKS Trust senior debt	0	(661)	(41,070)	(661)
Repurchase of common stock and shares tendered for taxes	(7)	(3)	(728)	(371)

Net cash flows from financing activities	(7)	(30,664)	(41,798)	(21,032)

Net change in cash and cash equivalents	19,921	(24,070)	9,185	(60,897)
Cash and cash equivalents at beginning of period	205,035	206,638	215,771	243,465

Cash and cash equivalents at end of period	$224,956	$182,568	$224,956	$182,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

unaudited

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2012	37,069	$371	$197,113	$967,473	$(7,930)	(13,744)	$(1,031,262)	$125,765

For the six months ended June 30, 2013:
Net income				2,932				2,932
Other comprehensive income, net of income tax					143			143
Equity award vesting and exercises			(3,189)			66	3,189	0
Tax benefit from equity awards			(4,177)					(4,177)
Stock-based compensation			5,394					5,394
Shares tendered for taxes						(22)	(371)	(371)

Balance as of June 30, 2013	37,069	371	195,141	970,405	(7,787)	(13,700)	(1,028,444)	129,686

For the six months ended December 31, 2013:
Net (loss)				(29,956)				(29,956)
Other comprehensive income, net of income tax					10,933			10,933
Equity award vesting and exercises			(108)			2	108	0
Tax benefit from equity awards			(1,237)					(1,237)
Stock-based compensation			6,244					6,244
Shares tendered for taxes						(1)	(24)	(24)

Balance as of December 31, 2013	37,069	371	200,040	940,449	3,146	(13,699)	(1,028,360)	115,646

For the six months ended June 30, 2014:
Net income (as restated, see Note 2)				607				607
Other comprehensive (loss), net of income tax					(476)			(476)
Equity award vesting and exercises			(2,878)			52	2,878	0
Tax benefit from equity awards			(3,218)					(3,218)
Stock-based compensation			4,862					4,862
Shares tendered for taxes						(19)	(728)	(728)
Issuance of shares for Director’s compensation				(32)		1	70	38

Balance as of June 30, 2014 (as restated, see Note 2)	37,069	$371	$198,806	$941,024	$2,670	(13,665)	$(1,026,140)	$116,731

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

Our restated condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 included in this Amended Filing reflect the correction of this error. A reconciliation of previously reported amounts to the restated amounts is set forth in the tables below.

The following table sets forth the effect of the restatement on the affected line items on our Condensed Consolidated Balance Sheet as of June 30, 2014:

	As of June 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Balance Sheet Data:
Deferred income taxes	$78,218	$2,268	$80,486
Total assets	776,219	2,268	778,487
Other current liabilities	46,233	(184)	46,049
Total current liabilities	459,278	(184)	459,094
PEAKS Trust senior debt, excluding current portion	58,442	5,859	64,301
Total liabilities	656,081	5,675	661,756
Retained earnings	944,431	(3,407)	941,024
Total shareholders’ equity	120,138	(3,407)	116,731
Total liabilities and shareholders’ equity	776,219	2,268	778,487

The following table sets forth the effect of the restatement on the affected line items on our Condensed Consolidated Statement of Income for the three months ended June 30, 2014:

	Three Months Ended June 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Income Data:
Revenue	$238,096	$0	$238,096
Costs and expenses:
Cost of educational services	116,276	0	116,276
Student services and administrative expenses	97,547	0	97,547
Legal and professional fees related to certain lawsuits, investigations and accounting matters	8,380	0	8,380
Provision for PEAKS Trust student loan losses	9,071	0	9,071

Total costs and expenses	231,274	0	231,274

Operating income	6,822	0	6,822
(Loss) on consolidation of PEAKS Trust	0	0	0
Interest income	15	0	15
Interest (expense)	(6,263)	(948)	(7,211)

Income (loss) before provision for income taxes	574	(948)	(374)
Provision (benefit) for income taxes	182	(404)	(222)

Net income (loss)	$392	$(544)	$(152)

Earnings (loss) per share:
Basic	$0.02	$(0.03)	$(0.01)
Diluted	$0.02	$(0.03)	$(0.01)
Weighted average shares outstanding:
Basic	23,459	0	23,459
Diluted	23,785	(326)	23,459

The following table sets forth the effect of the restatement on the affected line items on our Condensed Consolidated Statement of Income for the six months ended June 30, 2014:

	Six Months Ended June 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Income Data:
Revenue	$476,019	$0	$476,019
Costs and expenses:
Cost of educational services	236,391	0	236,391
Student services and administrative expenses	196,785	0	196,785
Legal and professional fees related to certain lawsuits, investigations and accounting matters	13,927	0	13,927
Provision for PEAKS Trust student loan losses	9,071	0	9,071

Total costs and expenses	456,174	0	456,174

Operating income	19,845	0	19,845
(Loss) on consolidation of PEAKS Trust	0	0	0
Interest income	34	0	34
Interest (expense)	(13,164)	(5,859)	(19,023)

Income (loss) before provision for income taxes	6,715	(5,859)	856
Provision (benefit) for income taxes	2,701	(2,452)	249

Net income (loss)	$4,014	$(3,407)	$607

Earnings (loss) per share:
Basic	$0.17	$(0.14)	$0.03
Diluted	$0.17	$(0.14)	$0.03
Weighted average shares outstanding:
Basic	23,453	0	23,453
Diluted	23,815	(164)	23,651

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Statement of Comprehensive Income for the three months ended June 30, 2014:

	Three Months Ended June 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Comprehensive Income Data:
Net income (loss)	$392	$(544)	$(152)
Comprehensive income (loss)	154	(544)	$(390)

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Statement of Comprehensive Income for the six months ended June 30, 2014:

	Six Months Ended June 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Comprehensive Income Data:
Net income (loss)	$4,014	$(3,407)	$607
Comprehensive income (loss)	3,538	(3,407)	131

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2014:

	Three Months Ended June 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Cash Flows Data:
Net income (loss)	$392	$(544)	$(152)
Deferred income taxes	(1,594)	(367)	(1,961)
Accretion of discount on PEAKS Trust senior debt	1,441	948	2,389
Other operating assets and liabilities	(5,545)	(37)	(5,582)
Net cash flows from operating activities	21,563	0	21,563

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014:

	Six Months Ended June 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Cash Flows Data:
Net income (loss)	$4,014	$(3,407)	$607
Deferred income taxes	(2,010)	(2,268)	(4,278)
Accretion of discount on PEAKS Trust senior debt	2,982	5,859	8,841
Other operating assets and liabilities	(9,430)	(184)	(9,614)
Net cash flows from operating activities	58,481	0	58,481

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2014:

	Six Months Ended June 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Shareholders’ Equity Data – Retained Earnings:
Net income (loss)	$4,014	$(3,407)	$607
Balance as of June 30, 2014	944,431	(3,407)	941,024

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

As of June 30, 2014, the carrying value of the senior debt issued by the PEAKS Trust in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”) was $196,730 and the estimated fair value was approximately $205,400. As of June 30, 2013, the carrying value of the PEAKS Senior Debt was $227,678 and the estimated fair value was approximately $227,400. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

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

The following table sets forth the carrying value of assets and liabilities of the PEAKS Trust that were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of June 30,
	2014	2013
Assets
Restricted cash	$1,423	$2,203
PEAKS Trust student loans, less allowance for loan losses of $0 and $0	7,420	7,307
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $38,420 and $4,319	65,997	101,375

Total assets	$74,840	$110,885

Liabilities
Current portion of PEAKS Trust senior debt	$132,429	$102,695
Other current liabilities	395	559
PEAKS Trust senior debt, excluding current portion	64,301	124,983

Total liabilities	$197,125	$228,237

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

The following table sets forth the revenue and expenses of the PEAKS Trust, excluding the loss on consolidation of the PEAKS Trust, that were included in our Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$3,239	$4,104	$6,372	$5,464
Student services and administrative expenses	1,221	1,559	2,637	2,078
Provision for PEAKS Trust student loan losses	9,071	4,319	9,071	4,319
Interest expense	6,456	6,256	17,473	8,678

(Loss) before provision for income taxes	$(13,509)	$(8,030)	$(22,809)	$(9,611)

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

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to equal or exceed the applicable required Asset/Liability Ratio. See Note 12 –Contingencies, for a further discussion of the PEAKS Guarantee.

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

As of June 30, 2014, the outstanding principal balance of the PEAKS Senior Debt was approximately $214,516 and the carrying value was $196,730. We recorded $132,429 as a current liability as of June 30, 2014, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following June 30, 2014 after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Condensed Consolidated Statements of Income using the interest method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately:

•	13.0% per annum in the three months ended June 30, 2014;

•	9.6% per annum in the three months ended June 30, 2013;

•	16.4% per annum in the six months ended June 30, 2014; and

•	10.3% per annum in the six months ended June 30, 2013.

The following table sets forth the total amount of interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense	$6,456	$6,256	$17,473	$8,678
Discount accretion	$2,389	$1,381	$8,841	$2,033

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

10. Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,459	23,414	23,453	23,406
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	Not applicable	136	198	110

Outstanding shares for diluted earnings per share calculation	23,459	23,550	23,651	23,516

A total of approximately 1.5 million shares in the three months ended June 30, 2014, approximately 1.4 million shares in the six months ended June 30, 2014, and approximately 1.6 million shares in the three and six months ended June 30, 2013 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

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

13. Risks and Uncertainties

Many of the amounts of assets, liabilities, revenue and expenses reported in our condensed consolidated financial statements are based on estimates and assumptions that affect the amounts reported. We are subject to risks and uncertainties that could affect amounts reported in our consolidated financial statements in future periods. Our future performance, results of operations, financial condition, cash flows, liquidity, capital resources, ability to meet our obligations and ability to comply with covenants, metrics and regulatory requirements are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimated results, including, but not limited to, the following:

•	The Consolidation and other factors, among other things:

•	have caused violations by us of covenants under the Amended Credit Agreement, for which we have obtained waivers and amendments relating to those violations;

•	have negatively impacted our compliance with:

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score; and

•	our compliance with the financial requirements of certain state education and professional licensing authorities (“SAs”); and

•	have negatively impacted the financial metrics to which we are subject under the PEAKS Program and 2009 RSA.

See Note 9 – Debt and Note 12 – Contingencies, for additional information.

•	We believe that we will be required to consolidate the 2009 Entity into our consolidated financial statements in the foreseeable future, which could impact our compliance with:

•	covenants under the Amended Credit Agreement;

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score;

•	the financial requirements of certain SAs; and

•	the financial metrics to which we are subject under the PEAKS Program and 2009 RSA.

See Note 7 – Variable Interest Entities, for additional information.

•	Our institutions’ failure to submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to submit a letter of credit payable to the ED, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We have caused the letter of credit to be issued and have implemented procedures to address HCM, which requirements are not expected to significantly impact the timing of our receipt of Title IV Program funds. See Note 9 – Debt, for additional information.

•	We caused the ED Letter of Credit to be issued on October 31, 2014. The term of the letter of credit ends on November 4, 2019. With respect to any letter of credit issued under the Amended Credit Agreement, we are required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. Based on the amount of the ED Letter of Credit and other letters of credit outstanding as of the date of this filing, the amount of the cash collateral that we will have to provide is approximately $89,300. The cash collateral may be provided from available funds. See Note 9 – Debt, for additional information.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements and employee-related matters, among others. We cannot provide an estimate of the possible losses, or range of possible losses, in excess of the amounts, if any, accrued with respect to those matters. See the subsections entitled “Litigation” and “Government Investigations” in Note 12—Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

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

Consolidation and Core Operations

Our consolidated financial statements beginning on February 28, 2013 include the PEAKS Trust, because we were considered to have control over the PEAKS Trust beginning on February 28, 2013 under ASC 810, as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. See Note 7 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements. We do not, however, actively manage the operations of the PEAKS Trust and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full, as discussed further under “— Private Education Loan Program Obligations “ and Note 12—Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

	Three Months Ended June 30, 2014
	Core Operations	PEAKS Trust	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$234,857	$3,239	$238,096
Costs and expenses:
Cost of educational services	116,276	0	116,276
Student services and administrative expenses	96,326	1,221	97,547
Legal and professional fees related to certain lawsuits, investigations and accounting matters	8,380	0	8,380
Provision for PEAKS Trust student loan losses	0	9,071	9,071

Total costs and expenses	220,982	10,292	231,274

Operating income (loss)	13,875	(7,053)	6,822
Interest income	15	0	15
Interest (expense)	(755)	(6,456)	(7,211)

Income (loss) before provision for income taxes	$13,135	$(13,509)	$(374)

	Three Months Ended June 30, 2013
	Core Operations	PEAKS Trust	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$256,355	$4,104	$260,459
Costs and expenses:
Cost of educational services	123,541	0	123,541
Student services and administrative expenses	96,776	1,559	98,335
Legal and professional fees related to certain lawsuits, investigations and accounting matters	213	0	213
Provision for PEAKS Trust student loan losses	0	4,319	4,319

Total costs and expenses	220,530	5,878	226,408

Operating income (loss)	35,825	(1,774)	34,051
Interest income	25	0	25
Interest (expense)	(1,113)	(6,256)	(7,369)

Income (loss) before provision for income taxes	$34,737	$(8,030)	$26,707

	Six Months Ended June 30, 2014
	Core Operations	PEAKS Trust	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$469,647	$6,372	$476,019
Costs and expenses:
Cost of educational services	236,391	0	236,391
Student services and administrative expenses	194,148	2,637	196,785
Legal and professional fees related to certain lawsuits, investigations and accounting matters	13,927	0	13,927
Provision for PEAKS Trust student loan losses	0	9,071	9,071

Total costs and expenses	444,466	11,708	456,174

Operating income (loss)	25,181	(5,336)	19,845
Interest income	34	0	34
Interest (expense)	(1,550)	(17,473)	(19,023)

Income (loss) before provision for income taxes	$23,665	$(22,809)	$856

	Six Months June 30, 2013
	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$540,057	$5,464	$0	$545,521
Costs and expenses:
Cost of educational services	247,717	0	0	247,717
Student services and administrative expenses	197,978	2,078	0	200,056
Legal and professional fees related to certain lawsuits, investigations and accounting matters	1,713	0	0	1,713
Loss related to loan program guarantees	3,803	0	0	3,803
Provision for PEAKS Trust student loan losses	0	4,319	0	4,319

Total costs and expenses	451,211	6,397	0	457,608

Operating income (loss)	88,846	(933)	0	87,913
(Loss) on consolidation of PEAKS Trust	0	(112,748)	39,500	(73,248)
Interest income	206	0	(147)	59
Interest (expense)	(2,265)	(8,678)	0	(10,943)

Income (loss) before provision for income taxes	$86,787	$(122,359)	$39,353	$3,781

Following the Consolidation, our revenue consists of:

•	revenue from the Core Operations, primarily from tuition, tool kit sales and student fees; and

•	student loan interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans.

Following the Consolidation, our student services and administrative expenses are comprised of:

•	expenses related to the Core Operations, including marketing expenses, an expense for uncollectible accounts and administrative expenses incurred primarily at our corporate headquarters; and

•	expenses incurred by the PEAKS Trust, primarily related to fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust.

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

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	48.8%	47.4%	49.7%	45.4%
Student services and administrative expenses	41.0%	37.8%	41.3%	36.7%
Legal and professional fees related to certain lawsuits, investigations and accounting matters	3.5%	0.1%	2.9%	0.3%
Loss related to loan program guarantees	0.0%	0.0%	0.0%	0.7%
Provision for PEAKS Trust student loan losses	3.8%	1.7%	1.9%	0.8%

Operating income	2.9%	13.1%	4.2%	16.1%
(Loss) on consolidation of PEAKS Trust	0.0%	0.0%	0.0%	(13.4%)
Interest (expense), net	(3.0%)	(2.8%)	(4.0%)	(2.0%)

Income (loss) before provision for income taxes	(0.2%)	10.3%	0.2%	0.7%

The following table sets forth our total student enrollment as of the dates indicated:

	2014		2013
	Total	(Decrease)	Total	(Decrease)
Total Student	Student	To	Student	To
Enrollment as of:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	57,125	(6.4%)	61,039	(14.2%)
June 30	55,485	(5.3%)	58,617	(11.7%)
September 30	Not applicable	Not applicable	60,997	(7.1%)
December 31	Not applicable	Not applicable	57,542	(5.8%)

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

In the three months ended June 30, 2013, these expenses related primarily to legal fees associated with the SEC investigation. See “Legal Proceedings” and Note 12 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

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

Interest expense decreased $0.2 million, or 2.1%, to $7.2 million in the three months ended June 30, 2014 compared to $7.4 million in the three months ended June 30, 2013, primarily due to a decrease in our weighted average outstanding borrowings under the Amended Credit Agreement, which was partially offset by an increase in the effective interest rate under the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 59.4% in the three months ended June 30, 2014 compared to 24.4% in the three months ended June 30, 2013. The effective income tax rate was lower in the three months ended June 30, 2013, primarily due to the use of an estimated annual effective income tax rate which did not recognize an income tax benefit for certain losses related to the PEAKS Trust that were included in our consolidated financial statements.

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

In the six months ended June 30, 2013, these expenses related primarily to legal fees associated with the Securities Litigation and the SEC investigation. See “Legal Proceedings” and Note 12 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

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

In the six months ended June 30, 2013, we recorded a loss upon the Consolidation of $73.2 million. This loss represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets upon the Consolidation, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the Consolidation. See Note 7 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements for a further discussion of the Consolidation.

Interest income was less than $0.1 million in the six months ended June 30, 2014 and June 30, 2013.

Interest expense increased $8.1 million, or 73.8%, to $19.0 million in the six months ended June 30, 2014 compared to $10.9 million in the six months ended June 30, 2013, primarily due to:

•	interest expense of approximately $17.5 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, in the six months ended June 30, 2014 compared to $8.7 million in the six months ended June 30, 2013; and

•	an increase in the effective interest rate under the Amended Credit Agreement, which was partially offset by a decrease in our weighted average outstanding borrowings under the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 29.1% in the six months ended June 30, 2014 compared to 22.5% in the six months ended June 30, 2013. The effective income tax rate was lower in the six months ended June 30, 2013, primarily due to the use of an estimated annual effective income tax rate which did not recognize an income tax benefit for certain losses related to the PEAKS Trust that were included in our consolidated financial statements.

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

The amount of the assets of the PEAKS Trust for purposes of computing the Asset/Liability Ratio was $211.6 million as of June 30, 2014 and $160.9 million as of September 30, 2014. The outstanding principal balance of the PEAKS Senior Debt was approximately $214.5 million as June 30, 2014 and $162.8 million as of September 30, 2014. The carrying value of the PEAKS Senior Debt was approximately $196.7 million as of June 30, 2014. We recorded $132.4 million of the total carrying value of the PEAKS Senior Debt as a current liability as of June 30, 2014, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following June 30, 2014 after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226.1 million. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was approximately $257.5 million. The $31.4 million difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Condensed Consolidated Statements of Income using the interest method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately:

•	13.0% per annum in the three months ended June 30, 2014;

•	9.6% per annum in the three months ended June 30, 2013;

•	16.4% per annum in the six months ended June 30, 2014; and

•	10.3% per annum in the six months ended June 30, 2013.

The following table sets forth the total amount of interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest expense	$6,456	$6,256	$17,473	$8,678
Discount accretion	$2,389	$1,381	$8,841	$2,033

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
Rocco F. Tarasi, III
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011)

10.1	Second Amendment to Credit Agreement, dated as of May 29, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on June 4, 2014)

10.2	Third Amendment to Credit Agreement, dated as of June 30, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on July 2, 2014)

10.3	Consent to Credit Agreement, entered into as of November 14, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference from the same exhibit number to ITT/ESI’s Quarterly Report on Form 10-Q filed on November 19, 2014)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements