Form 10-Q/A
period 2014-09-30
ITT EDUCATIONAL SERVICES INC
filed 2016-03-14
CIK 922475

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

ITT Educational Services, Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 (“Amended Filing”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, originally filed with the United States Securities and Exchange Commission (“SEC”) on April 29, 2015 (the “Original Filing”), to amend and restate its unaudited condensed consolidated financial statements and related disclosures for the three and nine months ended September 30, 2014.

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

Within this Amended Filing, we are restating our previously issued condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 to reflect this adjustment to the interest rate used in the application of the interest method to the discount on the PEAKS Senior Debt in that period.

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

In this Amended Filing, we are restating:

•	our Condensed Consolidated Balance Sheet as of September 30, 2014 (unaudited);

•	our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 (unaudited);

•	our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 (unaudited);

•	our Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 (unaudited);

•	our Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2014 (unaudited); and

•	the Notes to those condensed consolidated financial statements.

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

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(unaudited)

	As of
	September 30, 2014 (as restated, see Note 2)	December 31, 2013	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$204,227	$215,771	$165,581
Restricted cash	5,974	5,636	4,989
Accounts receivable, net	68,587	99,530	122,693
Private education loans	10,339	7,730	7,598
Deferred income taxes	51,053	77,549	77,343
Prepaid expenses and other current assets	48,478	28,400	21,671

Total current assets	388,658	434,616	399,875

Property and equipment, net	155,459	168,509	174,394
Private education loans, excluding current portion, less allowance for loan losses of $42,931, $29,349 and $20,701	84,272	76,479	85,340
Deferred income taxes	73,292	68,324	40,949
Other assets	69,432	58,923	38,744

Total assets	$771,113	$806,851	$739,302

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$50,000	$50,000	$0
Current portion of PEAKS Trust senior debt	96,516	157,883	134,075
Current portion of 2009 Entity secured borrowing obligation	20,662	0	0
Accounts payable	80,479	58,021	61,468
Accrued compensation and benefits	18,157	18,107	20,113
Other current liabilities	27,732	42,136	57,485
Deferred revenue	144,017	147,630	132,246

Total current liabilities	437,563	473,777	405,387

Long-term debt	0	0	60,000
PEAKS Trust senior debt, excluding current portion	53,320	71,341	94,420
2009 Entity secured borrowing obligation, excluding current portion	101,880	0	0
Other liabilities	52,422	146,087	38,260

Total liabilities	645,185	691,205	598,067

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	196,105	200,040	197,124
Retained earnings	949,146	940,449	979,830
Accumulated other comprehensive income (loss)	2,432	3,146	(7,715)
Treasury stock, 13,619,729, 13,698,716 and 13,698,990 shares, at cost	(1,022,126)	(1,028,360)	(1,028,375)

Total shareholders’ equity	125,928	115,646	141,235

Total liabilities and shareholders’ equity	$771,113	$806,851	$739,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (as restated, see Note 2)	2013	2014 (as restated, see Note 2)	2013
Revenue	$242,561	$259,617	$718,580	$805,138
Costs and expenses:
Cost of educational services	117,539	120,204	353,930	367,921
Student services and administrative expenses	100,440	96,182	297,225	296,238
Legal and professional fees related to certain lawsuits, investigations and accounting matters	11,269	2,089	25,196	3,802
Loss related to loan program guarantees	2,019	4,826	2,019	8,629
Provision for private education loan losses	4,511	16,382	13,582	20,701

Total costs and expenses	235,778	239,683	691,952	697,291

Operating income	6,783	19,934	26,628	107,847
Gain (loss) on consolidation of variable interest entities	16,631	0	16,631	(73,248)
Interest income	17	16	51	75
Interest (expense)	(9,292)	(7,190)	(28,315)	(18,133)

Income before provision for income taxes	14,139	12,760	14,995	16,541
Provision for income taxes	6,017	3,336	6,266	4,184

Net income	$8,122	$9,424	$8,729	$12,357

Earnings per share:
Basic	$0.35	$0.40	$0.37	$0.53
Diluted	$0.34	$0.40	$0.37	$0.52

Weighted average shares outstanding:
Basic	23,483	23,418	23,463	23,410
Diluted	23,703	23,634	23,668	23,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (as restated, see Note 2)	2013	2014 (as restated, see Note 2)	2013
Net income	$8,122	$9,424	$8,729	$12,357
Other comprehensive income (loss), net of tax:
Net actuarial pension loss amortization, net of income tax of $0, $196, $0 and $589	0	310	0	929
Prior service cost (credit) amortization, net of income tax of $151, $151, $452 and $453	(238)	(238)	(714)	(714)

Other comprehensive income (loss), net of tax	(238)	72	(714)	215

Comprehensive income	$7,884	$9,496	$8,015	$12,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (as restated, see Note 2)	2013	2014 (as restated, see Note 2)	2013
Cash flows from operating activities:
Net income	$8,122	$9,424	$8,729	$12,357
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,537	6,173	18,507	20,816
Provision for doubtful accounts	16,830	14,526	47,212	44,755
Deferred income taxes	23,707	(6,075)	19,429	(19,974)
Stock-based compensation expense	2,667	3,304	7,529	8,698
Settlement cost	0	0	0	(46,000)
Accretion of discount on private education loans	(2,727)	(4,072)	(9,099)	(9,536)
Accretion of discount on PEAKS Trust senior debt	5,249	1,411	14,090	3,444
Provision for private education loan losses	4,511	16,382	13,582	20,701
(Gain) loss on consolidation of variable interest entities	(16,631)	0	(16,631)	73,248
Other	(250)	257	(678)	622
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(468)	830	2,400	192
Accounts receivable	(16,480)	(10,275)	(15,498)	(87,503)
Private education loans	4,221	3,434	12,314	8,013
Accounts payable	4,561	(2,542)	22,458	(2,127)
Other operating assets and liabilities	(18,513)	870	(28,127)	(7,163)
Deferred revenue	12,786	17,769	(4,614)	(4,240)

Net cash flows from operating activities	33,122	51,416	91,603	16,303

Cash flows from investing activities:
Facility expenditures	(603)	(81)	(760)	(541)
Capital expenditures, net	(1,195)	(904)	(3,695)	(4,277)
Acquisition of company, net of cash acquired	(153)	(6,953)	(5,186)	(6,953)
Collateralization of letters of credit	(109)	0	(109)	0
Proceeds from repayment of notes	100	91	293	413
Note advances and purchases of investments	(1)	0	(2)	(1,241)

Net cash flows from investing activities	(1,961)	(7,847)	(9,459)	(12,599)

Cash flows from financing activities:
Repayment of revolving borrowings	0	(60,000)	0	(80,000)
Repayment of PEAKS Trust senior debt	(51,706)	(537)	(92,776)	(1,198)
Common shares tendered for taxes	(184)	(19)	(912)	(390)

Net cash flows from financing activities	(51,890)	(60,556)	(93,688)	(81,588)

Net change in cash and cash equivalents	(20,729)	(16,987)	(11,544)	(77,884)
Cash and cash equivalents at beginning of period	224,956	182,568	215,771	243,465

Cash and cash equivalents at end of period	$204,227	$165,581	$204,227	$165,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Stock in Treasury
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2012	37,069	$371	$197,113	$967,473	$(7,930)	(13,744)	$(1,031,262)	$125,765

For the nine months ended September 30, 2013:
Net income				12,357				12,357
Other comprehensive income, net of income tax					215			215
Equity award vesting			(3,277)			68	3,277	0
Tax benefit from equity awards			(5,410)					(5,410)
Stock-based compensation			8,698					8,698
Shares tendered for taxes						(23)	(390)	(390)

Balance as of September 30, 2013	37,069	371	197,124	979,830	(7,715)	(13,699)	(1,028,375)	141,235

For the three months ended December 31, 2013:
Net (loss)				(39,381)				(39,381)
Other comprehensive income, net of income tax					10,861			10,861
Equity award vesting			(20)			0	20	0
Tax benefit from equity awards			(4)					(4)
Stock-based compensation			2,940					2,940
Shares tendered for taxes						0	(5)	(5)

Balance as of December 31, 2013	37,069	371	200,040	940,449	3,146	(13,699)	(1,028,360)	115,646

For the nine months ended September 30, 2014:
Net income (as restated, see Note 2)				8,729				8,729
Other comprehensive (loss), net of income tax					(714)			(714)
Equity award vesting			(7,076)			120	7,076	0
Tax benefit from equity awards			(4,388)					(4,388)
Stock-based compensation			7,529					7,529
Shares tendered for taxes						(42)	(912)	(912)
Issuance of shares for Directors’ compensation				(32)		1	70	38

Balance as of September 30, 2014 (as restated, see Note 2)	37,069	$371	$196,105	$949,146	$2,432	(13,620)	$(1,022,126)	$125,928

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

In addition, we offered one or more of our online degree programs to students who are located in all 50 states. As of September 30, 2014, we had 148 college locations (including 147 campuses and one learning site) in 39 states. In the fourth quarter of 2014, we closed three campuses and one learning site, resulting in 144 college locations as of December 31, 2014. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. In August 2013, we acquired all of the membership interests of Cable Holdings, LLC (“Cable Holdings”), an education company that offers short-term information technology and business learning solutions for career advancers and other professionals. In January 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta (“Ascolta”) and offered short-term information technology and business learning solutions for career advancers and other professionals. See Note 5 – Acquisition, for additional discussion of the acquisition of the Ascolta business. Our corporate headquarters are located in Carmel, Indiana.

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

Our restated condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 included in this Amended Filing reflect the correction of this error. A reconciliation of previously reported amounts to the restated amounts is set forth in the tables below.

The following table sets forth the effect of the restatement on the affected line items on our Condensed Consolidated Balance Sheet as of September 30, 2014:

	As of September 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Balance Sheet Data:
Deferred income taxes	$69,685	$3,607	$73,292
Total assets	767,506	3,607	771,113
Other current liabilities	27,838	(106)	27,732
Total current liabilities	437,669	(106)	437,563
PEAKS Trust senior debt, excluding current portion	44,000	9,320	53,320
Total liabilities	635,971	9,214	645,185
Retained earnings	954,753	(5,607)	949,146
Total shareholders’ equity	131,535	(5,607)	125,928
Total liabilities and shareholders’ equity	767,506	3,607	771,113

The following table sets forth the effect of the restatement on the affected line items on our Condensed Consolidated Statement of Income for the three months ended September 30, 2014:

	Three Months Ended September 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Income Data:
Revenue	$242,561	$0	$242,561
Costs and expenses:
Cost of educational services	117,539	0	117,539
Student services and administrative expenses	100,440	0	100,440
Legal and professional fees related to certain lawsuits, investigations and accounting matters	11,269	0	11,269
Loss related to loan program guarantees	2,019	0	2,019
Provision for private education loan losses	4,511	0	4,511

Total costs and expenses	235,778	0	235,778

Operating income	6,783	0	6,783
Gain on consolidation of variable interest entities	16,631	0	16,631
Interest income	17	0	17
Interest (expense)	(5,831)	(3,461)	(9,292)

Income before provision for income taxes	17,600	(3,461)	14,139
Provision for income taxes	7,278	(1,261)	6,017

Net income	$10,322	$(2,200)	$8,122

Earnings per share:
Basic	$0.44	$(0.09)	$0.35
Diluted	$0.44	$(0.10)	$0.34
Weighted average shares outstanding:
Basic	23,483	0	23,483
Diluted	23,703	0	23,703

The following table sets forth the effect of the restatement on the affected line items on our Condensed Consolidated Statement of Income for the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Income Data:
Revenue	$718,580	$0	$718,580
Costs and expenses:
Cost of educational services	353,930	0	353,930
Student services and administrative expenses	297,225	0	297,225
Legal and professional fees related to certain lawsuits, investigations and accounting matters	25,196	0	25,196
Loss related to loan program guarantees	2,019	0	2,019
Provision for private education loan losses	13,582	0	13,582

Total costs and expenses	691,952	0	691,952

Operating income	26,628	0	26,628
Gain on consolidation of variable interest entities	16,631	0	16,631
Interest income	51	0	51
Interest (expense)	(18,995)	(9,320)	(28,315)

Income before provision for income taxes	24,315	(9,320)	14,995
Provision for income taxes	9,979	(3,713)	6,266

Net income	$14,336	$(5,607)	$8,729

Earnings per share:
Basic	$0.61	$(0.24)	$0.37
Diluted	$0.60	$(0.23)	$0.37
Weighted average shares outstanding:
Basic	23,463	0	23,463
Diluted	23,777	(109)	23,668

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Statement of Comprehensive Income for the three months ended September 30, 2014:

	Three Months Ended September 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Comprehensive Income Data:
Net income	$10,322	$(2,200)	$8,122
Comprehensive income	10,084	(2,200)	7,884

The following table sets forth the effect of restatement on the affected line items in our Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Comprehensive Income Data:
Net income	$14,336	$(5,607)	$8,729
Comprehensive income	13,622	(5,607)	8,015

The following table sets forth the effect of restatement on the affected line items in our Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2014:

	Three Months Ended September 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Cash Flows Data:
Net income	$10,322	$(2,200)	$8,122
Deferred income taxes	25,046	(1,339)	23,707
Accretion of discount on PEAKS Trust senior debt	1,788	3,461	5,249
Other operating assets and liabilities	(18,591)	78	(18,513)
Net cash flows from operating activities	33,122	0	33,122

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Cash Flows Data:
Net income	$14,336	$(5,607)	$8,729
Deferred income taxes	23,036	(3,607)	19,429
Accretion of discount on PEAKS Trust senior debt	4,770	9,320	14,090
Other operating assets and liabilities	(28,021)	(106)	(28,127)
Net cash flows from operating activities	91,603	0	91,603

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Shareholders’ Equity Data – Retained Earnings:
Net income	$14,336	$(5,607)	$8,729
Balance as of September 30, 2014	954,753	(5,607)	949,146

3.	Accounting Policies

                Subsequent to the disclosure of our significant accounting policies in our 2013 Form 10-K, we added the following significant accounting policy, which primarily relates to a VIE that we consolidated in our condensed consolidated financial statements in 2014. Beginning on September 30, 2014, we consolidated a VIE (the “2009 Entity”) that purchased, owns and collects private education loans (the “2009 Entity Student Loans”) made under a private education loan program for our students to help pay their cost of education that financial aid from federal, state and other sources did not cover (the “2009 Loan Program”) in our condensed consolidated financial statements (the “2009 Entity Consolidation”). See Note 9 – Variable Interest Entities, for a further discussion of the 2009 Entity Consolidation.

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

4.	New Accounting Guidance

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

5.	Acquisition

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

The following table sets forth the estimated fair values allocated to the major classes of assets acquired and liabilities assumed in the Ascolta business acquisition as of the acquisition date:

	Assets Acquired	Liabilities Assumed
Accounts receivable and other current assets	$849
Furniture and equipment	370
Identifiable intangible assets	1,670
Goodwill	3,332
Other liabilities		$1,001

6.	Goodwill and Intangibles

We recognized goodwill and certain other intangible assets on our consolidated balance sheet as a result of the acquisition of:

•	certain assets and liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. on January 31, 2014;

•	the membership interests of Cable Holdings, Inc. on August 1, 2013; and

•	substantially all the assets and certain liabilities of Daniel Webster College on June 10, 2009.

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

7.	Fair Value

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

The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value, because of the immediate or short-term maturity of these financial instruments. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Condensed Consolidated Balance Sheet as of September 30, 2013. In accordance with ASC 810, the consolidation of the 2009 Entity was treated as an acquisition of assets and liabilities and, therefore, the assets and liabilities of the 2009 Entity were included on our Condensed Consolidated Balance Sheet as of September 30, 2014 at their estimated fair value. See Note 9 – Variable Interest Entities for a further discussion of the estimated fair value of the assets and liabilities recorded.

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

As of September 30, 2014, the carrying value of the senior debt issued by the PEAKS Trust in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”) was $149,836 and the estimated fair value was approximately $149,583. As of September 30, 2013, the carrying value of the PEAKS Senior Debt was $228,495 and the estimated fair value was approximately $233,000. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

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

8.	Equity Compensation

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

Our consolidated financial statements for periods as of and after February 28, 2013 include the PEAKS Trust, because we were considered to have control over the PEAKS Trust beginning on February 28, 2013 under ASC 810, as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. We do not, however, actively manage the operations of the PEAKS Trust, and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. See Note 14 – Commitments and Contingencies, for a further discussion of the PEAKS Guarantee.

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

Our consolidated financial statements for periods as of and after September 30, 2014 include the 2009 Entity, because we were considered to have control over the 2009 Entity under ASC 810, as a result of our substantive right to terminate the 2009 Entity Servicing Agreement after a cure period that was not substantive. We do not, however, actively manage the operations of the 2009 Entity, and the assets of the consolidated 2009 Entity can only be used to satisfy the obligations of the 2009 Entity. Our obligations under the 2009 RSA remain in effect, until all 2009 Entity Student Loans are paid in full. See Note 14—Commitments and Contingencies, for a further discussion of the 2009 RSA.

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

Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (the “Asset/Liability Ratio”). Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amounts we paid under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers, as defined below), to the extent of available funds remaining in the PEAKS Trust. See Note 14 – Commitments and Contingencies, for a further discussion of our obligations to make guarantee payments pursuant to the PEAKS Guarantee.

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

The following table sets forth the carrying value of assets and liabilities of the PEAKS Trust that were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of September 30, 2014	As of December 31, 2013	As of September 30, 2013
Assets
Restricted cash	$1,450	$2,593	$1,237
Current portion of PEAKS Trust student loans	6,933	7,730	7,598
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $42,931, $29,349 and $20,701	60,479	76,479	85,340

Total assets	$68,862	$86,802	$94,175

Liabilities
Current portion of PEAKS Trust senior debt	$96,516	$157,883	$134,075
Other current liabilities	287	697	496
PEAKS Trust senior debt, excluding current portion	53,320	71,341	94,420

Total liabilities	$150,123	$229,921	$228,991

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

Revenue and Expenses of PEAKS Trust. The following table sets forth the revenue and expenses of the PEAKS Trust, excluding the loss on consolidation of the PEAKS Trust, which were included in our Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$2,727	$4,072	$9,099	$9,536
Student services and administrative expenses	987	1,535	3,624	3,613
Provision for PEAKS Trust student loan losses	4,511	16,382	13,582	20,701
Interest expense	8,722	6,275	26,195	14,953

(Loss) before provision for income taxes	$(11,493)	$(20,120)	$(34,302)	$(29,731)

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

(collectively, “Discharge Payments”).

See Note 14 – Commitments and Contingencies, for a further discussion of our obligations to make guarantee payments pursuant to the 2009 RSA.

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

See Note 14 – Commitments and Contingencies, for a further discussion of the offsets and 2009 RSA.

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

10.	Private Education Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013 and to consolidate the 2009 Entity in our consolidated financial statements beginning on September 30, 2014. See Note 9 – Variable Interest Entities, for a further discussion of the consolidation of the PEAKS Trust and 2009 Entity (the “Consolidated VIEs”). As a result, the assets and liabilities of the Consolidated VIEs were included on our Condensed Consolidated Balance Sheet as of September 30, 2014. The assets and liabilities of the PEAKS Trust were included on our Condensed Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013.

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

11.	Debt

As of September 30, 2014, our Condensed Consolidated Balance Sheet included: (i) outstanding borrowings under the Amended Credit Agreement (as defined below), as described further below under “—Credit Facility,” (ii) the PEAKS Senior Debt issued by the PEAKS Trust, which was consolidated in our consolidated financial statements beginning February 28, 2013, as described further below under “—PEAKS Trust Senior Debt,” and (iii) the 2009 Entity Secured Borrowing Obligation of the 2009 Entity, which was consolidated in our consolidated financial statements beginning September 30, 2014, as described further in Note 9 – Variable Interest Entities. We repaid all amounts outstanding under the Amended Credit Agreement, and borrowed $100,000 in term loans, each effective as of December 4, 2014, as described further below under “—Term Loans.”

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

PEAKS Trust Senior Debt. In January 2010, the PEAKS Trust issued the PEAKS Senior Debt in the aggregate principal amount of $300,000 to investors. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements. See Note 9 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was approximately $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and is being recognized as Interest expense in our Condensed Consolidated Statements of Income using the interest method over the term of the PEAKS Senior Debt. As of September 30, 2014, the outstanding principal balance of the PEAKS Senior Debt was approximately $162,811 and the carrying value was $149,836. We recorded $96,516 as a current liability as of September 30, 2014, which represented our estimate of the amount of the carrying value that was expected to be due in the 12 months immediately following September 30, 2014.

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

The following table sets forth the total amount of interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense	$8,722	$6,275	$26,195	$14,953
Discount accretion	$5,249	$1,411	$14,090	$3,444

The effective interest rate on the PEAKS Senior Debt was approximately:

•	19.1% per annum in the three months ended September 30, 2014;

•	9.6% per annum in the three months ended September 30, 2013;

•	17.2% per annum in the nine months ended September 30, 2014; and

•	10.0% per annum in the nine months ended September 30, 2013.

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

In order to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio, we made payments of approximately $156,600 in the year ended December 31, 2014 under the PEAKS Guarantee that were applied by the PEAKS Trust to reduce the amount of the PEAKS Senior Debt. That amount included the:

•	$40,000 that we paid in March 2014 pursuant to the PEAKS Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 9 – Variable Interest Entities, for a further discussion of the PEAKS Letter Agreement);

•	payments totaling approximately $51,700 that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	payments totaling approximately $64,900 that we made from October 2014 through December 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in the current and prior periods.

As a result of those payments, the outstanding principal balance of the PEAKS Senior Debt was $96,918 as of December 31, 2014. We also made additional payments under the PEAKS Guarantee in the year ended December 31, 2014 that were not related to maintaining the required Asset/Liability Ratio. See Note 14 – Commitments and Contingencies, for a further discussion of the payments made under the PEAKS Program in the year ended December 31, 2014.

12.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,483	23,418	23,463	23,410
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	220	216	205	146

Outstanding shares for diluted earnings per share calculation	23,703	23,634	23,668	23,556

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

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$126,074	$38,725	$125,880	$126,978
Increases (decreases) from:
Additional accruals:
2009 RSA	2,019	4,826	2,019	8,629
Other	11,603	5,484	27,816	12,415
Payments, other, net of recoveries owed of $0, $186, $475, and $413 (1)	(8,532)	(3,717)	(21,804)	(8,924)
Payments under the 2009 RSA, net of recoveries of $0, $0, $0 and $103 (2)	(1,809)	(458)	(4,556)	(738)
Payments under PEAKS Guarantee, net of estimated recoveries of $0, $80, $0 and $803	(52,517)	(58)	(94,318)	(574)
Payments on Behalf of Borrowers	0	(2,502)	(1,832)	(7,647)
Settlement payment – 2007 RSA	0	0	0	(46,000)
Elimination of PEAKS Trust intercompany transactions (3)	52,517	2,560	96,150	6,835
Elimination of PEAKS Guarantee accrual (4)	0	0	0	(46,114)
Elimination of 2009 RSA accrual (5)	(114,861)	0	(114,861)	0

Balance at end of period	$14,494	$44,860	$14,494	$44,860

(1)	Consists of payments for legal and other contingencies, net of recoveries from charged-off loans made under the 2009 Loan Program that were owed, but had not been remitted, to us.
(2)	Consists of payments made under the 2009 RSA, net of recoveries from charged-off 2009 Entity Student Loans that we received.
(3)	We consolidated the PEAKS Trust in our consolidated financial statements as of February 28, 2013 and, as a result, we eliminated from our consolidated financial statements the amount of payments under the PEAKS Guarantee and Payments on Behalf of Borrowers that we made following the PEAKS Consolidation. See Note 9 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation.

(4)	As a result of the PEAKS Consolidation, in the nine months ended September 30, 2013, we eliminated from our consolidated financial statements the contingent liability related to the PEAKS Guarantee that we had previously recorded.
(5)	As a result of the 2009 Entity Consolidation, in the three and nine months ended September 30, 2014, we eliminated from our consolidated financial statements the contingent liability related to the 2009 RSA that we had previously recorded.

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 9 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of September 30, 2014, December 31, 2013 and September 30, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our Condensed Consolidated Balance Sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

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

Projected PEAKS Guarantee Payments. We believe that it is probable that we will make additional payments under the PEAKS Guarantee and estimate that those payments may be approximately $27,700 in 2015, $4,800 in 2016 and $16,400 in 2020. The vast majority of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $62,000 as of December 31, 2015 and $0 as of January 31, 2020. See Note 11 – Debt, for a further discussion of the PEAKS Senior Debt. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on PEAKS Trust Student Loans that remain in repayment and collect recoveries on PEAKS Trust Student Loans that have been charged off. The only obligation of the PEAKS Trust, at that time, will be the payment of the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $47,000 of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based.

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

We concluded that we were required to consolidate the 2009 Entity in our consolidated financial statements beginning on September 30, 2014. See Note 9 – Variable Interest Entities, for a further discussion of the 2009 Entity Consolidation. As a result, the assets and liabilities of the 2009 Entity have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheet as of September 30, 2014. While we no longer record a contingent liability for the 2009 RSA on our Condensed Consolidated Balance Sheet beginning September 30, 2014, our obligations under the 2009 RSA remain in effect.

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

15.	Risks and Uncertainties

Many of the amounts of assets, liabilities, revenue and expenses reported in our condensed consolidated financial statements are based on estimates and assumptions that affect the amounts reported. We are subject to risks and uncertainties that could affect amounts reported in our consolidated financial statements in future periods. Our future performance, results of operations, financial condition, cash flows, liquidity, capital resources, ability to meet our obligations and ability to comply with covenants, metrics and regulatory requirements are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimated results. Those significant risks and uncertainties include, but are not limited to, the following:

•	The PEAKS Consolidation and other factors, among other things:

•	have resulted in violations by us of covenants under the Amended Credit Agreement, for which we obtained waivers and amendments relating to those violations;

•	have negatively impacted our compliance with:

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score; and

•	our compliance with the financial requirements of certain state education and professional licensing authorities (“SAs”); and

•	have negatively impacted the financial metrics to which we are subject under the PEAKS Program and 2009 RSA.

See Note 11 – Debt and Note 14 – Commitments and Contingencies, for additional information.

•	The 2009 Entity Consolidation, which could negatively impact our compliance with:

•	covenants under the Financing Agreement;

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score;

•	the financial requirements of certain SAs; and

•	the financial metrics to which we are subject under the PEAKS Program and 2009 RSA.

See Note 9 – Variable Interest Entities, for additional information.

•	Our institutions’ failure to submit their 2013 audited consolidated financial statements and 2013 Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to submit a letter of credit payable to the ED, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We caused the ED Letter of Credit to be issued on October 31, 2014. The term of the ED Letter of Credit ends on November 4, 2019. We have implemented procedures to address HCM, which requirements are not expected to significantly impact the timing of our receipt of Title IV Program funds. See Note 11 – Debt, for additional information.

•	As required, we provided cash collateral in the amount of approximately $89,300 for the letters of credit outstanding for our account. The funds held as cash collateral are not available for use by us, and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon. The funds held as cash collateral will remain subject to such restriction and potential use until the cancellation, termination, expiration or reduction of the face amount of the outstanding letters of credit. The remaining amount of cash collateral at any time may not be less than 103% of the amount available to be drawn under the letters of credit then remaining outstanding, except the ED Letter of Credit, for which the cash collateral must be not less than 109% of the amount available to be drawn. See Note 11 – Debt, for additional information.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements, tax matters and employee-related matters, among others. See Note 14 – Commitments and Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

•	We have significant guarantee obligations under the PEAKS Guarantee and 2009 RSA. In 2014, we made payments of approximately $159,300 under the PEAKS Guarantee, $1,832 of Payments on Behalf of Borrowers and approximately $9,139, net of $466 of recoveries owed to us that we offset against amounts that we owed to the 2009 Entity, related to the 2009 RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $27,700 in 2015 and approximately $4,800 in 2016. In addition, based on various assumptions, including the historical and projected performance and collections of the private education loans under the 2009 Loan Program, we believe that we will make payments under the 2009 RSA, net of recoveries, of approximately $14,900 in 2015 and $14,600 in 2016. See Note 11 – Debt and Note 14 – Commitments and Contingencies, for a further discussion of the PEAKS Guarantee and 2009 RSA (collectively, the “RSAs”), estimated payment amounts and contingent liabilities.

•	As of September 30, 2014, the outstanding borrowings under the Amended Credit Agreement totaled $50,000 and were classified as a current liability. We repaid all outstanding borrowings under the Amended Credit Agreement on December 4, 2014.

•	On December 4, 2014, we borrowed $100,000 aggregate principal amount of senior secured Term Loans. The proceeds of the Term Loans, along with other funds, were used to provide the cash collateral for outstanding letters of credit, to repay all outstanding borrowings under the Amended Credit Agreement and to pay fees in connection with the Financing Agreement. As a result, no portion of the proceeds of the Term Loans is available for working capital or other uses. Further, the funds held as cash collateral are not available for use by us to fund our operations.

•	We incurred a net loss in the year December 31, 2013 and we had negative working capital as of December 31, 2013, primarily due to the impact of the PEAKS Consolidation and the loss that we recorded related to our guarantee obligations under the 2009 RSA. As of September 30, 2014, we had negative working capital, primarily due to the Consolidations.

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

Consolidations and Core Operations

Beginning on September 30, 2014, our consolidated financial statements include the 2009 Entity, because we were considered to have control over the 2009 Entity beginning on September 30, 2014 under ASC 810, as a result of our substantive right to terminate the 2009 Entity Servicing Agreement. Our consolidated financial statements beginning on February 28, 2013 include the PEAKS Trust, because we were considered to have control over the PEAKS Trust beginning on February 28, 2013 under ASC 810, as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. See Note 9 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements. We do not, however, actively manage the operations of the 2009 Entity or the PEAKS Trust and the assets of the consolidated 2009 Entity and the consolidated PEAKS Trust can only be used to satisfy the obligations of the 2009 Entity and the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. Our obligations under the 2009 RSA remain in effect, until all 2009 Entity Student Loans are paid in full. See Note 11 – Debt and Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

	As of September 30, 2014
	Core Operations	PEAKS Trust	2009 Entity	Eliminations	GAAP Consolidated

Balance Sheet Data:
Cash and cash equivalents	$204,227	$0	$0	$0	$204,227
Restricted cash	1,786	1,450	2,738	0	5,974
Accounts receivable, net	68,587	0	0	0	68,587
Private education loans, net	0	6,933	3,406	0	10,339
Deferred income taxes	51,053	0	0	0	51,053
Prepaid expenses and other current assets	51,738	0	0	(3,260)	48,478

Total current assets	377,391	8,383	6,144	(3,260)	388,658

Property and equipment, net	155,459	0	0	0	155,459
Private education loans, excluding current portion	0	60,479	23,793	0	84,272
Deferred income taxes	73,292	0	0	0	73,292
Other assets	69,233	0	199	0	69,432

Total assets	$675,375	$68,862	$30,136	$(3,260)	$771,113

Current portion of long-term debt	$50,000	$0	$0	$0	$50,000
Current portion of PEAKS Trust senior debt	0	96,516	0	0	96,516
Current portion of 2009 Entity secured borrowing obligation	0	0	20,662	0	20,662
Accounts payable	80,479	0	0	0	80,479
Accrued compensation and benefits	18,157	0	0	0	18,157
Other current liabilities	50,708	287	624	(23,887)	27,732
Deferred revenue	144,017	0	0		144,017

Total current liabilities	343,361	96,803	21,286	(23,887)	437,563

PEAKS Trust senior debt, excluding current portion	0	53,320	0	0	53,320
2009 Entity secured borrowing obligation, excluding current portion	0	0	101,880	0	101,880
Other liabilities	141,456	0	1,940	(90,974)	52,422

Total liabilities	484,817	150,123	125,106	(114,861)	645,185
Total shareholders’ equity (deficit)	190,558	(81,261)	(94,970)	111,601	125,928

Total liabilities and shareholders’ equity	$675,375	$68,862	$30,136	$(3,260)	$771,113

	As of September 30, 2013
	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated

Balance Sheet Data:
Cash and cash equivalents	$165,581	$0	$0	$165,581
Restricted cash	3,752	1,237	0	4,989
Accounts receivable, net	122,693	0	0	122,693
Private education loans, net	0	7,598	0	7,598
Deferred income taxes	77,343	0	0	77,343
Prepaid expenses and other current assets	21,258	413	0	21,671

Total current assets	390,627	9,248	0	399,875

Property and equipment, net	174,394	0	0	174,394
Private education loans, excluding current portion	0	85,340	0	85,340
Deferred income taxes	40,949	0	0	40,949
Other assets	46,409	0	(7,665)	38,744

Total assets	$652,379	$94,588	$(7,665)	$739,302

Current portion of PEAKS Trust senior debt	$0	$134,075	$0	$134,075
Accounts payable	61,468	0	0	61,468
Accrued compensation and benefits	20,113	0	0	20,113
Other current liabilities	63,873	(3,328)	(3,060)	57,485
Deferred revenue	132,246	0	0	132,246

Total current liabilities	277,700	130,747	(3,060)	405,387

Long-term debt	60,000	0	0	60,000
PEAKS Trust senior debt, excluding current portion	0	94,420	0	94,420
Other liabilities	76,780	(1,658)	(36,862)	38,260

Total liabilities	414,480	223,509	(39,922)	598,067
Total shareholders’ equity (deficit)	237,899	(128,921)	32,257	141,235

Total liabilities and shareholders’ equity	$652,379	$94,588	$(7,665)	$739,302

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

	Three Months Ended September 30, 2014
	Core Operations	PEAKS Trust	2009 Entity	Eliminations	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$239,834	$2,727	$0	$0	$242,561
Costs and expenses:
Cost of educational services	117,539	0	0	0	117,539
Student services and administrative expenses	99,453	987	0	0	100,440
Legal and professional fees related to certain lawsuits, investigations and accounting matters	11,269	0	0	0	11,269
Loss related to loan program guarantees	2,019	0	0	0	2,019
Provision for private education loan losses	0	4,511	0	0	4,511

Total costs and expenses	230,280	5,498	0	0	235,778

Operating income (loss)	9,554	(2,771)	0	0	6,783
Gain (loss) on consolidation of variable interest entities	0	0	(94,970)	111,601	16,631
Interest income	17	0	0	0	17
Interest (expense)	(570)	(8,722)	0	0	(9,292)

Income (loss) before provision for income taxes	$9,001	$(11,493)	$(94,970)	$111,601	$14,139

	Three Months Ended September 30, 2013
	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$255,545	$4,072	$0	$259,617
Costs and expenses:
Cost of educational services	120,204	0	0	120,204
Student services and administrative expenses	94,647	1,535	0	96,182
Legal and professional fees related to certain lawsuits, investigations and accounting matters	2,089	0	0	2,089
Loss related to loan program guarantees	5,547	0	(721)	4,826
Provision for private education loan losses	0	16,382	0	16,382

Total costs and expenses	222,487	17,917	(721)	239,683

Operating income (loss)	33,058	(13,845)	721	19,934
Interest income	170	0	(154)	16
Interest (expense)	(915)	(6,275)	0	(7,190)

Income (loss) before provision for income taxes	$32,313	$(20,120)	$567	$12,760

	Nine Months Ended September 30, 2014
	Core Operations	PEAKS Trust	2009 Entity	Eliminations	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$709,481	$9,099	$0	$0	$718,580
Costs and expenses:
Cost of educational services	353,930	0	0	0	353,930
Student services and administrative expenses	293,601	3,624	0	0	297,225
Legal and professional fees related to certain lawsuits, investigations and accounting matters	25,196	0	0	0	25,196
Loss related to loan program guarantees	2,019	0	0	0	2,019
Provision for private education loan losses	0	13,582	0	0	13,582

Total costs and expenses	674,746	17,206	0	0	691,952

Operating income (loss)	34,735	(8,107)	0	0	26,628
Gain on consolidation of variable interest entities	0	0	(94,970)	111,601	16,631
Interest income	51	0	0	0	51
Interest (expense)	(2,120)	(26,195)	0	0	(28,315)

Income (loss) before provision for income taxes	$32,666	$(34,302)	$(94,970)	$111,601	$14,995

	Nine Months September 30, 2013
	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$795,602	$9,536	$0	$805,138
Costs and expenses:
Cost of educational services	367,921	0	0	367,921
Student services and administrative expenses	292,625	3,613	0	296,238
Legal and professional fees related to certain lawsuits, investigations and accounting matters	3,802	0	0	3,802
Loss related to loan program guarantees	9,350	0	(721)	8,629
Provision for private education loan losses	0	20,701	0	20,701

Total costs and expenses	673,698	24,314	(721)	697,291

Operating income (loss)	121,904	(14,778)	721	107,847
(Loss) on consolidation of variable interest entities	0	(112,748)	39,500	(73,248)
Interest income	376	0	(301)	75
Interest (expense)	(3,180)	(14,953)	0	(18,133)

Income (loss) before provision for income taxes	$119,100	$(142,479)	$39,920	$16,541

Following the applicable Consolidation, our revenue consists of:

•	revenue from the Core Operations, primarily from tuition, tool kit sales and student fees; and

•	student loan interest income on the Private Education Loans, which is the accretion of the accretable yield on the Private Education Loans.

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

As of September 30, 2014, we had 148 college locations (including 147 campuses and one learning site) in 39 states. In addition, we offered one or more of our online programs to students who are located in all 50 states. In the fourth quarter of 2014, we closed three campuses and one learning site, resulting in 144 college locations as of December 31, 2014. All of our college locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. In August 2013, we acquired all of the membership interests of Cable Holdings, an education company that offers short-term information technology and business learning solutions for career advancers and other professionals. In January 2014, we acquired certain assets and assumed certain liabilities of Ascolta, two education companies that offered short-term information technology and business learning solutions for career advancers and other professionals. See Note 5 – Acquisition of the Notes to Condensed Consolidated Financial Statements.

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

New Accounting Guidance

For a discussion of applicable new accounting guidance, see Note 4 – New Accounting Guidance of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The information in this “— Results of Operations” section has not been updated in this report to reflect operational data for periods following September 30, 2014, other than student enrollment and persistence data as of and for the three months ended December 31, 2014 and March 31, 2015.

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	48.5%	46.3%	49.3%	45.7%
Student services and administrative expenses	41.4%	37.0%	41.4%	36.8%
Legal and professional fees related to certain lawsuits, investigations and accounting matters	4.6%	0.8%	3.5%	0.5%
Loss related to loan program guarantees	0.8%	1.9%	0.3%	1.1%
Provision for private education loan losses	1.9%	6.3%	1.9%	2.6%

Operating income	2.8%	7.7%	3.7%	13.4%
Gain (loss) on consolidation of variable interest entities	6.9%	0.0%	2.3%	(9.1%)
Interest (expense), net	(3.8%)	(2.8%)	(3.9%)	(2.2%)

Income before provision for income taxes	5.8%	4.9%	2.1%	2.1%

The following table sets forth our total student enrollment in education programs as of the dates indicated:

	2014		2013
Total Student Enrollment in Education Programs as of:	Total Student Enrollment in Education Programs	(Decrease) To Prior Year	Total Student Enrollment in Education Programs	(Decrease) To Prior Year
March 31	57,125	(6.4%)	61,039	(14.2%)
June 30	55,485	(5.3%)	58,617	(11.7%)
September 30	57,101	(6.4%)	60,997	(7.1%)
December 31	53,646	(6.8%)	57,542	(5.8%)

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

In the three months ended September 30, 2013, these expenses related primarily to legal and professional fees associated with the SEC investigation of us, the CFPB investigation of us and the Koetsch Litigation. See Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

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

The provision for private education loan losses of $4.5 million in the three months ended September 30, 2014 represented the increase in the allowance for loan losses on the PEAKS Trust Student Loans that occurred from July 1, 2014 through September 30, 2014. The provision for private education loan losses recorded in the three months ended September 30, 2013 was $16.4 million and represented the increase in the allowance for loan losses on the PEAKS Trust Student Loans that occurred from July 1, 2013 through September 30, 2013. See Note 10 – Private Education Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses.

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

Interest expense increased $2.1 million, or 29.2%, to $9.3 million in the three months ended September 30, 2014 compared to $7.2 million in the three months ended September 30, 2013, primarily due to:

•	interest expense of approximately $8.7 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, in the three months ended September 30, 2014 compared to $6.3 million in the three months ended September 30, 2013, which was partially offset by a decrease in commitment fees as a result of a reduction in the amount of the lenders’ aggregate commitments under the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 42.6% in the three months ended September 30, 2014 compared to 26.1% in the three months ended September 30, 2013. The effective income tax rate was lower in the three months ended September 30, 2013, primarily due to the use of an estimated annual effective income tax rate which did not recognize an income tax benefit for certain losses related to the PEAKS Trust that were included in our consolidated financial statements.

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

In the nine months ended September 30, 2013, these expenses related primarily to legal and professional fees associated with the SEC investigation of us, the CFPB investigation of us and the Koetsch Litigation. See Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

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

The provision for private education loan losses of $13.6 million in the nine months ended September 30, 2014 represented the increase in the allowance for loan losses on the PEAKS Trust Student Loans that occurred from January 1, 2014 through September 30, 2014. The provision for private education loan losses recorded in the nine months ended September 30, 2013 was $20.7 million and represented the increase in the allowance for loan losses on the PEAKS Trust Student Loans that occurred from February 28, 2013 through September 30, 2013. See Note 10 – Private Education Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses.

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

Upon the 2009 Entity Consolidation, we recorded the 2009 Entity’s assets and liabilities at their fair value in our consolidated financial statements and we eliminated the carrying value of the assets and liabilities related to the 2009 Loan Program that had been recorded in our consolidated financial statements as of September 30, 2014. The fair value of the 2009 Entity’s liabilities exceeded the fair value of the 2009 Entity’s assets as of September 30, 2014 by approximately $95.0 million. As of September 30, 2014, the carrying value of the liabilities related to the 2009 Loan Program that had been recorded in our consolidated financial statements exceeded the carrying value of the assets related to the 2009 Loan Program that had been recorded in our consolidated financial statements by approximately $111.6 million. As a result, we recognized a total gain of approximately $16.6 million in our Condensed Consolidated Statements of Income in the nine months ended September 30, 2014, which represented the difference between (i) the fair value of the net liabilities of the 2009 Entity that we recorded upon the 2009 Entity Consolidation, and (ii) the carrying value of the net liabilities related to the 2009 Loan Program that had been recorded in our consolidated financial statements and were eliminated upon the 2009 Entity Consolidation, in each case as of September 30, 2014. The $73.2 million loss upon the consolidation of the PEAKS Trust recorded in the nine months ended September 30, 2013, represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013 upon the PEAKS Consolidation, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the PEAKS Consolidation. See Note 9—Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidations.

Interest income was less than $0.1 million in the nine months ended September 30, 2014 and September 30, 2013.

Interest expense increased $10.2 million, or 56.2%, to $28.3 million in the nine months ended September 30, 2014 compared to $18.1 million in the nine months ended September 30, 2013, primarily due to:

•	interest expense of approximately $26.2 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, in the nine months ended September 30, 2014 compared to $15.0 million in the nine months ended September 30, 2013; and

•	an increase in the effective interest rate under the Amended Credit Agreement, which was partially offset by a decrease in our weighted average outstanding borrowings under the Amended Credit Agreement and a decrease in commitment fees as a result of a reduction in the amount of the lenders’ aggregate commitments under the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 41.8% in the nine months ended September 30, 2014 compared to 25.3% in the nine months ended September 30, 2013. The effective income tax rate was lower in the nine months ended September 30, 2013, primarily due to use of an estimated annual effective income tax rate which did not recognize an income tax benefit for certain losses related to the PEAKS Trust that were included in our consolidated financial statements.

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

See Note 11– Debt and Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the payments made under the Amended Credit Agreement and the private education loan programs.

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

We believe that we will make payments in 2015 of approximately $27.7 million under the PEAKS Guarantee and approximately $14.9 million, net of recoveries, under the 2009 RSA. As revised pursuant to Amendment No. 2, the Financing Agreement limits the aggregate amount of payments that we can make related to the PEAKS Guarantee and the 2009 RSA to $45.0 million under both programs in 2015, and to $35.0 million under both programs in any year after 2015 that the Financing Agreement is in effect. We expect to make significant payments after 2015 under the PEAKS Guarantee and the 2009 RSA. For a detailed description of our obligations under the PEAKS Guarantee and the 2009 RSA, the amounts that we estimate we may have to pay pursuant to those obligations in the future and certain disputes and other matters relating to the RSAs, see Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements. If we are required to pay amounts that exceed the amounts that we estimated could be due under the RSAs, we may not have cash and other sources of funds sufficient to make those payments. Failure to make required payments:

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

We caused the ED Letter of Credit in the amount of $79.7 million to be issued on October 31, 2014. Pursuant to the Amended Credit Agreement, we were required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. We satisfied that collateral obligation by providing approximately $89.3 million in cash collateral utilizing proceeds of the Term Loans and other funds in 2014. See Note 11 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Term Loans and our use of those proceeds.

The aggregate carrying value of our debt obligations under the Amended Credit Agreement and the PEAKS Senior Debt decreased from $279.2 million as of December 31, 2013 to $199.8 million as of September 30, 2014, while cash and cash equivalents were $215.8 million as of December 31, 2013 and $204.2 million as of September 30, 2014. On December 4, 2014, we obtained $100.0 million of Term Loans, the proceeds of which, along with other funds, were used primarily to repay $50.4 million of outstanding borrowings, including accrued interest and fees, under the Amended Credit Agreement, and to provide $89.2 million of cash collateral for the outstanding letters of credit, which was in addition to the approximately $0.1 million of cash collateral we had previously provided related to a letter of credit in September 2014. We also repaid approximately $64.9 million of the outstanding PEAKS Senior Debt during the three months ended December 31, 2014. As of December 31, 2014, the aggregate carrying value of the obligations under:

•	the Term Loans was approximately $96.3 million;

•	the PEAKS Senior Debt was approximately $85.7 million; and

•	the 2009 Entity Secured Borrowing Obligation was approximately $121.6 million.

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

See Note 11 – Debt of the Notes to Condensed Consolidated Financial Statements, for additional information regarding the Amended Credit Agreement and the Financing Agreement.

In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase student loans from the lender. Beginning on February 28, 2013, we consolidated the PEAKS Trust in our consolidated financial statements. As a result, among other things, the PEAKS Senior Debt is recorded on our Consolidated Balance Sheets following that date. See Note 9 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Consolidation. See Note 11 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt.

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of September 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$148,117	$39,805	$63,537	$35,746	$9,029
Debt under Amended Credit Agreement(a)	50,890	50,890	0	0	0
PEAKS Senior Debt (b)	181,865	103,417	32,239	23,988	22,221
2009 Entity Secured Borrowing Obligation(c)	198,653	20,662	47,126	49,244	81,621

Total	$579,525	$214,774	$142,902	$108,978	$112,871

(a)	The Debt under Amended Credit Agreement represents the borrowings under the Amended Credit Agreement and assumes that the $50.0 million outstanding balance under the Amended Credit Agreement as of September 30, 2014 would have remained outstanding at all times through the date of maturity. The amounts shown include the principal payments that would have been due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of September 30, 2014. On December 4, 2014, we repaid all outstanding borrowings, including accrued interest and fees, owed by us under the Amended Credit Agreement. Also on December 4, 2014, we borrowed $100.0 million under the Financing Agreement. Our obligations under the Financing Agreement are not reflected in this table since those obligations arose after September 30, 2014, the date utilized for the table. See Note 11 – Debt of the Notes to Condensed Consolidated Financial Statements, for discussion of the Financing Agreement and our obligations thereunder.
(b)	The PEAKS Senior Debt represents the PEAKS Senior Debt issued by the PEAKS Trust. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Condensed Consolidated Balance Sheets as of September 30, 2014, December 31, 2013 and September 30, 2013. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of September 30, 2014, December 31, 2013 and September 30, 2013 for the PEAKS Guarantee, because this liability was eliminated upon the PEAKS Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee. See Note 9 – Variable Interest Entities and Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for additional information on the PEAKS Guarantee and the PEAKS Consolidation. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of September 30, 2014. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 9 – Variable Interest Entities, Note 11– Debt and Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
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

We caused the ED Letter of Credit in the amount of $79.7 million to be issued on October 31, 2014. We also caused a letter of credit in the amount of $0.1 million to be issued and submitted to one of our state regulatory agencies in September 2014. As of December 31, 2014, the amount of the outstanding letters of credit that we had caused to be issued was $82.1 million. See Note 11 – Debt and Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the ED Letter of Credit.

Beginning on September 30, 2014, our consolidated financial statements include the 2009 Entity. As a result, the assets and liabilities of the 2009 Entity have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheet as of September 30, 2014. While we no longer record a contingent liability for the 2009 RSA on our Condensed Consolidated Balance Sheet beginning September 30, 2014, our obligations under the 2009 RSA remain in effect. See Note 9 – Variable Interest Entities, Note 14 – Commitments and Contingencies and Note 15 – Risks and Uncertainties of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the 2009 Entity Consolidation. See also Part II, Item 1A “Risk Factors –The 2009 Entity Consolidation could have a material adverse effect on our consolidated financial statements and our compliance with covenants and metrics to which we are subject.”

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

See Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, and the discussions under the sub-headings “Litigation” and “Government Investigations,” for information regarding certain lawsuits and investigations affecting us.

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

Our guarantee obligations under the private education loan programs have had, and could continue to have, a material adverse effect on us, our consolidated financial statements and our compliance with covenants and metrics to which we are subject. We have entered into risk sharing and guarantee agreements with entities related to private education loans provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources does not cover. Our obligations under the PEAKS Guarantee will remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. Our obligations under the 2009 RSA will remain in effect, until all private education loans made under the 2009 Loan Program are paid in full. See Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for information regarding the guarantee payments, the Payments on Behalf of Borrowers and the payments that we made related to the RSAs in 2014.

The repayment performance of the private education loans under the RSAs has been significantly worse, and the charge-off rate on those loans has been significantly higher, than we originally projected when we entered into the RSAs and our subsequent projections. Further, under the PEAKS Guarantee, due to the PEAKS Consolidation and other factors, we were not in compliance with certain financial metrics under the PEAKS Program, which resulted in an increase in the required minimum Asset/Liability Ratio, and a requirement that we make higher payments under the PEAKS Guarantee. As a result of the higher charge-off rates of the private education loans made under both the 2009 Loan Program and PEAKS Program, and the increased Asset/Liability Ratio, we have made payments related to the RSAs that have been significantly higher than we initially anticipated. We currently estimate that we will be required to make payments in material amounts under the RSAs in 2015 and future years. See Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for the amount of payments that we currently estimate we will be required to make through the remaining terms of the RSAs.

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

See Note 9 – Variable Interest Entities and Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a more detailed discussion of these factors. On January 28, 2015, we received a letter from the ED stating that it does not agree with either of these exclusions, resulting in a determination by the ED that our institutions’ 2013 Composite Score was 0.9. As a result of this determination, the ED indicated that our institutions failed to comply with the ED’s financial responsibility standards. Due to our failure to submit our 2013 audited consolidated financial statements and compliance audits to the ED by the ED’s June 30, 2014 deadline, the ED had previously determined that we failed to comply with the ED’s financial responsibility standards for that reason and imposed penalties on us including being placed on provisional certification, having to request Title IV funds from the ED under the Heightened Cash Monitoring 1 method of payment, and requiring us to post a letter of credit with the ED in the amount of $79.7 million. We are already subject to the same sanctions and penalties that the ED normally imposes on institutions that fail to have a Composite Score of at least 1.5, and the ED’s determination that our institutions have a 2013 Composite Score of 0.9 did not result in additional sanctions or penalties from the ED against us or our institutions, but we cannot assure you that the ED will not impose additional sanctions or penalties.

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
Rocco F. Tarasi, III
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011)

10.1	Fourth Amendment to Credit Agreement, Consent and Waiver, dated as of July 30, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on August 1, 2014)

10.2	Fifth Amendment to Credit Agreement and Consent, dated as of September 15, 2014 by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on September 19, 2014)

10.3	Letter Agreement, dated August 4, 2014, by and between ITT Educational Services, Inc. and Kevin M. Modany (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on August 5, 2014)

10.4	Letter Agreement, dated August 4, 2014, by and between ITT Educational Services, Inc. and John E. Dean (incorporated herein by reference from Exhibit 10.2 to ITT/ESI’s Current Report on Form 8-K filed on August 5, 2014)

10.5	Irrevocable Letter of Credit Payable to the U.S. Department of Education, dated October 31, 2014 (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on November 4, 2014)

10.6	Financing Agreement, dated as of December 4, 2014, by and among ITT Educational Services, Inc., Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on December 5, 2014)

10.7	Amendment No. 1 to Financing Agreement, dated as of December 23, 2014, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference from Exhibit 10.2 to ITT/ESI’s Current Report on Form 8-K filed on March 18, 2015)

10.8	Amendment No. 2 to Financing Agreement, dated as of March 17, 2015, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on March 18, 2015)

10.9	Fifth Amendment to Risk Sharing Agreement, dated as of March 17, 2015, by and between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC (incorporated herein by reference from Exhibit 10.3 to ITT/ESI’s Current Report on Form 8-K filed on March 18, 2015)

10.10	First Amendment to ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (incorporated herein by reference from the same exhibit number to ITT/ESI’s Quarterly Report on Form 10-Q filed on April 29, 2015)

10.11	Third Amendment of ESI 401(k) Plan (incorporated herein by reference from the same exhibit number to ITT/ESI’s Quarterly Report on Form 10-Q filed on April 29, 2015)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101	The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements