Form 10-K/A
period 2014-12-31
ITT EDUCATIONAL SERVICES INC
filed 2016-03-14
CIK 922475

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

ITT Educational Services, Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 (“Amended Filing”) to its Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the United States Securities and Exchange Commission (“SEC”) on May 29, 2015 (the “Original Filing”), to amend and restate its audited consolidated financial statements and related disclosures for the year ended December 31, 2014.

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

Within this Amended Filing, we are restating our previously issued consolidated financial statements as of and for the year ended December 31, 2014 to reflect this adjustment to the interest rate used in the application of the interest method to the discount on the PEAKS Senior Debt in that period.

The effects of the restatement on our audited consolidated financial statements are a reduction in the amount of the debt discount, an increase in the carrying value of the PEAKS Senior Debt and an increase in interest expense. The restatement does not increase the total amount of non-cash interest expense that will be reported from the accretion of the debt discount on the PEAKS Senior Debt, but instead changes the timing of the recognition of that interest expense through the maturity date. The restatement also has no effect on our cash and cash equivalents or liquidity; cash flows from operating activities, financing activities or investing activities; or projections of our future cash payment obligations under our private education loan program guarantees.

In this Amended Filing, we are restating:

•	our Consolidated Balance Sheet as of December 31, 2014;

•	our Consolidated Statements of Income for the year ended December 31, 2014;

•	our Consolidated Statements of Comprehensive Income for the year ended December 31, 2014;

•	our Consolidated Statements of Cash Flows for the year ended December 31, 2014;

•	our Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2014; and

•	the Notes to those consolidated financial statements.

See Note 2 – Restatement of Previously Issued Financial Statements of the Notes to Consolidated Financial Statements for additional information.

For ease of reference, this Amended Filing amends and restates the Original Filing in its entirety. The following Items have been revised to reflect the impact of the restatement on the affected line items of our consolidated financial statements:

•	Part II, Item 6 – Selected Financial Data

•	Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8 – Financial Statements and Supplementary Data

•	Part IV, Item 15 – Exhibits and Financial Statement Schedules

We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our audited consolidated financial statements formatted in eXtensible Business Reporting Language (XBRL) in Exhibit 101. In addition, we have revised certain other Items in this Amended Filing solely to change cross-references to the numbers of the notes to our consolidated financial statements resulting from a renumbering of the notes to add a note regarding the restatement.

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

The recent filing of an enforcement action by the SEC against us, our CEO and our CFO could result in the ED or any of the SAs or ACs imposing additional sanctions on our institutions. On May 12, 2015, the SEC filed a civil enforcement action against us, our Chief Executive Officer and our Chief Financial Officer (the “SEC Litigation”). See Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a further discussion of the SEC Litigation. Based on the allegations in the SEC’s complaint, combined with other regulatory matters our institutions are facing by the ED, the SAs, the ACs and other federal and state agencies, it is possible that the ED or any of the SAs or ACs might impose additional sanctions against us. The ED, the SAs and the ACs have a wide range of sanctions and penalties that they can impose on institutions. See “— Risks Related to Our Highly Regulated Industry – Failure of our campuses to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students or loss of our authorization to operate our campuses,” for a discussion of sanctions that the ED, the SAs and the ACs could impose on our institutions as a result of the SEC Litigation.

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

See Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, and the discussions under the sub-headings “Government Investigations” and “Litigation,” for information regarding certain lawsuits and investigations affecting us.

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

Our obligations under the Financing Agreement are secured by mortgages on 31 separate properties owned by us and DWC, including all of the improvements thereto and fixtures thereon. These properties consist of all of the real property owned by us and DWC. See Note 13 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of the Financing Agreement.

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

See Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, and the discussions under the sub-headings “Litigation” and “Government Investigations,” for information regarding certain lawsuits and investigations affecting us.

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

The following selected financial data are qualified by reference to and should be read with our Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial data included elsewhere in this report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional discussion of the selected financial data and the impact of the Consolidations. The amounts below as of and for the year ended December 31, 2014 consist of the restated amounts, which reflect the restatement described further in Note 2 – Restatement of Previously Issued Financial Statements of the Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2014 (a)	2013 (a)	2012	2011	2010
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$961,783	$1,072,311	$1,286,633	$1,499,977	$1,573,123
Cost of educational services	460,782	486,353	538,350	553,065	537,855
Student services and administrative expenses	389,116	397,541	400,856	414,156	415,189
Goodwill and asset impairment	2,454	0	15,166	0	0
Legal and professional fees related to certain lawsuits, investigations and accounting matters (b)	32,008	6,923	873	0	0
Loss related to loan program guarantees (c)	2,019	90,964	101,025	23,500	5,650
Provision for private education loan losses	14,150	29,349	0	0	0

Total costs and expenses	900,529	1,011,130	1,056,270	990,721	958,694

Operating income	61,254	61,181	230,363	509,256	614,429
Gain (loss) on consolidation of variable interest entities	16,631	(73,248)	0	0	0

Interest income (expense), net	(37,743)	(25,169)	(2,375)	1,077	586
Income (loss) before provision for income taxes	40,142	(37,236)	227,988	510,333	615,015
Provision (benefit) for income taxes	16,822	(10,212)	89,018	201,247	240,314

Net income (loss)	$23,320	$(27,024)	$138,970	$309,086	$374,701

Earnings (loss) per share: (d)
Basic	$0.99	$(1.15)	$5.82	$11.27	$11.30
Diluted	$0.98	$(1.15)	$5.79	$11.18	$11.18

Other Operating Data (e):
Capital expenditures, net (f)	$6,092	$5,147	$18,250	$30,900	$32,989
Number of students at end of period	53,646	57,542	61,059	73,255	84,686
Number of campuses at end of period	144	147	147	141	130
Number of learning sites at end of period	0	2	2	3	4

	As of December 31,
	2014 (a)	2013 (a)	2012	2011	2010
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents and investments	$135,937	$215,771	$243,465	$379,609	$313,194
Total current assets	$291,414	$434,616	$386,580	$456,790	$412,419
Property and equipment, less accumulated depreciation	$157,072	$168,509	$189,890	$201,257	$198,213
Total assets	$752,838	$806,851	$675,204	$729,320	$673,102
Total current liabilities	$322,733	$473,777	$327,023	$345,243	$355,501
Total long-term debt (g)	$134,880	$71,341	$140,000	$150,000	$150,000
CUSO secured borrowing obligation, excluding current portion	$100,194	$0	$0	$0	$0
Total liabilities	$610,766	$691,205	$549,439	$560,215	$546,060
Shareholders’ equity	$142,072	$115,646	$125,765	$169,105	$127,042

(a)	Beginning on February 28, 2013, we consolidated the PEAKS Trust in our consolidated financial statements. Beginning on September 30, 2014, we consolidated the CUSO in our consolidated financial statements. See Note 9 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Consolidations.
(b)	Legal and professional fees related to certain lawsuits, investigations and accounting matters represent the expenses that we believe are not representative of those normally incurred in the ordinary course of business, including, with respect to accounting matters, accounting for and audit expenses specifically related to the PEAKS Consolidation and the restatement of our 2013 quarterly consolidated financial statements. See Note 9 –Variable Interest Entities of the Notes to Consolidated Financial Statements for a further discussion of the PEAKS Consolidation and Note 16– Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the Consolidations, lawsuits and investigations.
(c)	Loss related to loan program guarantees represents the additional contingent liability accruals recorded for the RSAs and the 2007 RSA, which includes the accrual that we recorded in 2012 for the settlement related to the 2007 RSA.
(d)	Earnings (loss) per share for all periods have been calculated in conformity with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC” or “Codification”) 260, “Earnings Per Share.” Earnings (loss) per share data are based on historical net income and the weighted average number of shares of our common stock outstanding during each period. The number of shares used to calculate basic earnings per share differs from the number of shares used to calculate diluted earnings per share. The number of shares used to calculate basic earnings per share was the weighted average number of common shares outstanding. The number of shares used to calculate diluted earnings per share was the weighted average number of common shares outstanding, plus the average number of shares that could be issued under our stock-based compensation plans and less the number of shares assumed to be purchased with any proceeds received from the exercise of awards under those plans.
(e)	We did not pay any cash dividends in any of the periods presented.

(f)	The amounts included in the line items Capital expenditures, net and Facility expenditures and land purchases reported in our Consolidated Statements of Cash Flows in our Annual Reports on Form 10-K for our fiscal years ended December 31, 2013, 2012, 2011 and 2010, have been combined and are shown as Capital expenditures, net in this table.
(g)	Total long-term debt for the years ended December 31, 2014 and 2013 represent the amounts shown on our Consolidated Balance Sheet under the line items related to long-term debt and the PEAKS Senior Debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This management’s discussion and analysis of financial condition and results of operations has been revised to reflect the impact of the restatement on the affected line items of our consolidated financial statements. See Note 2 – Restatement of Previously Issued Financial Statements of the Notes to Consolidated Financial Statements for additional information about the restatement.

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

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our CUSO RSA and PEAKS Guarantee payments, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the CUSO RSA and PEAKS Guarantee or repay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. Our projections, however, are estimates, which are based on numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties. See Part I, Item 1, “Risk Factors” and Note 17 – Risks and Uncertainties of the Notes to Consolidated Financial Statements for a further discussion of those risks and uncertainties.

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

We believe that the CUSO Program Servicer failed to meet the performance criteria specified in the CUSO Servicing Agreement on September 30, 2014, and that it was not reasonably possible that the CUSO Program Servicer would be able to affect a cure during the 90-day cure period. Because we believe that the cure period was not substantive, we were deemed, for accounting purposes, to have the right to terminate the CUSO Servicing Agreement as of September 30, 2014. As a result, we effectively had the power to direct the servicing activities of the CUSO as of September 30, 2014 and, therefore, were required to consolidate the CUSO in our consolidated financial statements as of that date. While our consolidated financial statements for periods after September 30, 2014 reflect the results of operations, financial condition and cash flows of the CUSO, we do not actively manage the operations of the CUSO, and the assets of the consolidated CUSO can only be used to satisfy the obligations of the CUSO. Our obligations under the CUSO RSA remain in effect, until all CUSO Student Loans are paid in full, as discussed further in Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

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

While our consolidated financial statements for periods after February 28, 2013 reflect the results of operations, financial condition and cash flows of the PEAKS Trust, we do not actively manage the operations of the PEAKS Trust, and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full, as discussed further in Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

In periods prior to the respective dates of the Consolidations, we concluded that we were not required to consolidate the CUSO and PEAKS Trust in our consolidated financial statements, because we believed we did not have the power to direct the activities that most significantly impacted the economic performance of the CUSO and the PEAKS Trust and, therefore, we were not the primary beneficiary of the CUSO and the PEAKS Trust. See Note 9 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the PEAKS Consolidation and the CUSO Consolidation.

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

	As of December 31, 2014
	Core Operations	PEAKS Trust	CUSO	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$135,937	$0	$0	$0	$135,937
Restricted cash	1,967	1,556	2,517	0	6,040
Accounts receivable, net	46,383	0	0	0	46,383
Private education loans, current portion, less allowance for loan losses of $0	0	7,169	3,415	0	10,584
Deferred income taxes	34,547	0	0	0	34,547
Prepaid expenses and other current assets	61,096	0	0	(3,173)	57,923

Total current assets	279,930	8,725	5,932	(3,173)	291,414

Property and equipment, net	157,072	0	0	0	157,072
Private education loans, excluding current portion, less allowance for loan losses of $44,392	0	59,902	20,390	0	80,292
Deferred income taxes	71,719	0	0	0	71,719
Collateral deposits	97,932	0	0	0	97,932
Other assets	54,125	0	284	0	54,409

Total assets	$660,778	$68,627	$26,606	$(3,173)	$752,838

Current portion of long-term debt	$9,635	$0	$0	$0	$9,635
Current portion of PEAKS Trust senior debt	0	37,545	0	0	37,545
Current portion of CUSO secured borrowing obligation	0	0	20,813	0	20,813
Accounts payable	67,848	0	0	0	67,848
Accrued compensation and benefits	12,264	0	0	0	12,264
Other current liabilities	37,137	199	179	(10,362)	27,153
Deferred revenue	147,475	0	0	0	147,475

Total current liabilities	274,359	37,744	20,992	(10,362)	322,733

Long-term debt, excluding current portion	86,714	0	0	0	86,714
PEAKS Trust senior debt, excluding current portion	0	48,166	0	0	48,166
CUSO secured borrowing obligation, excluding current portion	0	0	100,194	0	100,194
Other liabilities	152,049	0	1,073	(100,163)	52,959

Total liabilities	513,122	85,910	122,259	(110,525)	610,766
Total shareholders’ equity	147,656	(17,283)	(95,653)	107,352	142,072

Total liabilities and shareholders’ equity	$660,778	$68,627	$26,606	$(3,173)	$752,838

		As of December 31, 2013
	As of December 31, 2012	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$243,465	$215,771	$0	$0	$215,771
Restricted cash	3,478	3,043	2,593	0	5,636
Accounts receivable, net	78,928	99,530	0	0	99,530
PEAKS Trust student loans, current portion, net	0	0	7,730	0	7,730
Deferred income taxes	44,547	77,549	0	0	77,549
Prepaid expenses and other current assets	16,162	27,827	573	0	28,400

Total current assets	386,580	423,720	10,896	0	434,616
Property and equipment, net	189,890	168,509	0	0	168,509
PEAKS Trust student loans, excluding current portion, net	0	0	76,479	0	76,479
Deferred income taxes	57,471	68,324	0	0	68,324
Other assets	41,263	67,354	0	(8,431)	58,923

Total assets	$675,204	$727,907	$87,375	$(8,431)	$806,851

Current portion of long-term debt	$0	$50,000	$0	$0	$50,000
Current portion of PEAKS Trust senior debt	0	0	157,883	0	157,883
Accounts payable	63,304	58,021	0	0	58,021
Accrued compensation and benefits	21,023	18,107	0	0	18,107
Other current liabilities	106,796	33,366	11,830	(3,060)	42,136
Deferred revenue	135,900	147,630	0	0	147,630

Total current liabilities	327,023	307,124	169,713	(3,060)	473,777
Long-term debt, excluding current portion	140,000	0	0	0	0
PEAKS Trust senior debt, excluding current portion	0	0	71,341	0	71,341
Other liabilities	82,416	213,343	1,684	(68,940)	146,087

Total liabilities	549,439	520,467	242,738	(72,000)	691,205

Total shareholders’ equity	125,765	207,440	(155,363)	63,569	115,646

Total liabilities and shareholders’ equity	$675,204	$727,907	$87,375	$(8,431)	$806,851

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

	Year Ended December 31, 2014
	Core Operations	PEAKS Trust	CUSO	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenue	$949,176	$11,471	$1,136	$0	$961,783
Costs and expenses:
Cost of educational services	460,782	0	0	0	460,782
Student services and administrative expenses	384,200	4,479	437	0	389,116
Goodwill and asset impairment	2,454	0	0	0	2,454
Legal and professional fees related to certain lawsuits, investigations and accounting matters	32,008	0	0	0	32,008
Loss related to loan program guarantees	2,019	0	0	0	2,019
Provision for private education loan losses	0	12,111	2,039	0	14,150

Total costs and expenses	881,463	16,590	2,476	0	900,529

Operating income (loss)	67,713	(5,119)	(1,340)	0	61,254
Gain on consolidation of variable interest entities	0	0	(94,970)	111,601	16,631
Interest income	65	0	0	0	65
Interest (expense)	(3,761)	(30,322)	(3,725)	0	(37,808)

Income (loss) before provision for income taxes	64,017	(35,441)	(100,035)	111,601	40,142
Provision for income taxes	16,822	0	0	0	16,822

Net income (loss)	$47,195	$(35,441)	$(100,035)	$111,601	$23,320

		Year Ended December 31, 2013
	Year Ended December 31, 2012	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenue	$1,286,633	$1,059,315	$12,996	$0	$1,072,311
Costs and expenses:
Cost of educational services	538,350	486,353	0	0	486,353
Student services and administrative expenses	400,856	392,253	5,288	0	397,541
Goodwill and asset impairment	15,166	0	0	0	0
Legal and professional fees related to certain lawsuits, investigations and accounting matters	873	6,923	0	0	6,923
Loss related to loan program guarantees	101,025	115,503	0	(24,539)	90,964
Provision for private education loan losses	0	0	29,349	0	29,349

Total costs and expenses	1,056,270	1,001,032	34,637	(24,539)	1,011,130

Operating income (loss)	230,363	58,283	(21,641)	24,539	61,181
(Loss) on consolidation of variable interest entities	0	0	(112,748)	39,500	(73,248)
Interest income	1,348	578	0	(470)	108
Interest (expense)	(3,723)	(3,989)	(21,288)	0	(25,277)

Income (loss) before provision for income taxes	227,988	54,872	(155,677)	63,569	(37,236)
Provision (benefit) for income taxes	89,018	(10,212)	0	0	(10,212)

Net income (loss)	$138,970	$65,084	$(155,677)	$63,569	$(27,024)

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

	Year Ended December 31, 2014
	Core Operations	PEAKS Trust	CUSO	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Cash Flows Data:
Cash flows from operating activities:
Net income (loss)	$47,195	$(35,441)	$(100,035)	$111,601	$23,320
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26,456	0	0	0	26,456
Provision for doubtful accounts	63,928	0	0	0	63,928
Deferred income taxes	38,288	0	0	0	38,288
Stock-based compensation expense	10,336	0	0	0	10,336
Goodwill and asset impairment	2,454	0	0	0	2,454
Accretion of discount on private education loans	0	(11,471)	(699)	0	(12,170)
Accretion of discount on long-term debt	118	0	0	0	118
Accretion of discount on PEAKS Trust senior debt	0	16,220	0	0	16,220
Accretion of discount on CUSO secured borrowing obligation	0	0	231	0	231
Provision for private education loan losses	0	12,111	2,039	0	14,150
(Gain) on consolidation of variable interest entities	0	0	94,970	(111,601)	(16,631)
Other	(613)	0	0	0	(613)
Changes in operating assets and liabilities:
Restricted cash	1,076	1,037	221	0	2,334
Accounts receivable	(10,010)	0	0	0	(10,010)
Private education loans	0	16,499	2,053	0	18,552
Accounts payable	9,591	0	0	0	9,591
Other operating assets and liabilities	(211,320)	159,713	2,986	0	(48,621)
Deferred revenue	(1,156)	0	0	0	(1,156)

Net cash flows from operating activities	(23,657)	158,668	1,766	0	136,777

Net cash flows from investing activities	(100,325)	0	0	0	(100,325)

Cash flows from financing activities:
Debt issue costs	(4,938)	0	0	0	(4,938)
Proceeds from term borrowings	100,000	0	0	0	100,000
Repayment of revolving borrowings	(50,000)	0	0	0	(50,000)
Repayment of PEAKS Trust senior debt	0	(158,668)	0	0	(158,668)
Repayment of CUSO secured borrowing obligation	0	0	(1,766)	0	(1,766)
Repurchase of common stock and shares tendered for taxes	(914)	0	0	0	(914)

Net cash flows from financing activities	44,148	(158,668)	(1,766)	0	(116,286)

Net change in cash and cash equivalents	(79,834)	0	0	0	(79,834)
Cash and cash equivalents at beginning of period	215,771	0	0	0	215,771

Cash and cash equivalents at end of period	$135,937	$0	$0	$0	$135,937

		Year Ended December 31, 2013
	Year Ended December 31, 2012	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Cash Flows Data:
Cash flows from operating activities:
Net income (loss)	$138,970	$65,084	$(155,677)	$63,569	$(27,024)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29,350	27,252	0	0	27,252
Provision for doubtful accounts	56,818	67,640	0	0	67,640
Deferred income taxes	(59,571)	(54,102)	0	0	(54,102)
Excess tax benefit from stock option exercises	(1,382)	0	0	0	0
Stock-based compensation expense	16,658	11,638	0	0	11,638
Settlement cost	21,750	(46,000)	0	0	(46,000)
Goodwill and asset impairment	15,166	0	0	0	0
Accretion of discount on private education loans	0	0	(12,996)	0	(12,996)
Accretion of discount on PEAKS Trust senior debt	0	0	4,926	0	4,926
Provision for private education loan losses	0	0	29,349	0	29,349
Loss on consolidation of variable interest entities	0	0	112,748	(39,500)	73,248
Other	6,992	315	0	0	315
Changes in operating assets and liabilities:
Restricted cash	3,794	435	(890)	0	(455)
Accounts receivable	(87,138)	(87,225)	0	0	(87,225)
Private education loans	0	0	11,554	0	11,554
Accounts payable	(15,572)	(5,574)	0	0	(5,574)
Other operating assets and liabilities	72,429	85,017	12,932	(24,069)	73,880
Deferred revenue	(90,643)	11,299	0	0	11,299

Net cash flows from operating activities	107,621	75,779	1,946	0	77,725

Net cash flows from investing activities	123,164	(13,078)	0	0	(13,078)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	1,382	0	0	0	0
Proceeds from exercise of stock options	8,345	0	0	0	0
Debt issue costs	(1,525)	0	0	0	0
Proceeds from revolving borrowings	175,000	0	0	0	0
Repayment of revolving borrowings	(185,000)	(90,000)	0	0	(90,000)
Repayment of PEAKS Trust senior debt	0	0	(1,946)	0	(1,946)
Repurchase of common stock and shares tendered for taxes	(209,371)	(395)	0	0	(395)

Net cash flows from financing activities	(211,169)	(90,395)	(1,946)	0	(92,341)

Net change in cash and cash equivalents	19,616	(27,694)	0	0	(27,694)
Cash and cash equivalents at beginning of period	223,849	243,465	0	0	243,465

Cash and cash equivalents at end of period	$243,465	$215,771	$0	$0	$215,771

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of operations data to revenue for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Cost of educational services	47.9%	45.4%	41.8%
Student services and administrative expenses	40.5%	37.1%	31.2%
Goodwill and asset impairment	0.3%	0.0%	1.1%
Legal and professional fees related to certain lawsuits, investigations and accounting matters	3.3%	0.6%	0.1%
Loss related to loan program guarantees	0.2%	8.5%	7.9%
Provision for private education loan losses	1.5%	2.7%	0.0%

Operating income	6.4%	5.7%	17.9%
Gain (loss) on consolidation of variable interest entities	1.7%	(6.8)%	0.0%
Interest income (expense), net	(3.9)%	(2.3)%	(0.2%)

Income (loss) before income taxes	4.2%	(3.5)%	17.7%

The following table sets forth our total student enrollment in education programs as of the dates indicated:

As of December 31,	Total Student Enrollment in Education Programs	(Decrease) to Prior Year
2014	53,646	(6.8%)
2013	57,542	(5.8%)
2012	61,059	(16.6%)

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

In the year ended December 31, 2014, we recorded an impairment charge of $2.0 million for the impairment of goodwill associated with the acquisitions of Cable Holdings and the Ascolta business, and an impairment charge of $0.4 million for the impairment of the trademark associated with the acquisition of Daniel Webster College. The amount of each impairment charge equaled the difference between the estimated fair value of the goodwill or trademark and its carrying value as of the impairment testing date. The determination of the estimated fair value requires the use of assumptions, which may change in future periods. See Note 12 – Goodwill and Other Intangibles of the Notes to Consolidated Financial Statements. We did not record an impairment charge in the year ended December 31, 2013 for goodwill or other intangible assets.

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

See Note 9 – Variable Interest Entities and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

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

In the year ended December 31, 2014, we recorded a gain upon the consolidation of a variable interest entity (the CUSO) of $16.6 million, compared to a loss upon the consolidation of a variable interest entity (the PEAKS Trust) of $73.2 million in the year ended December 31, 2013. Upon the CUSO Consolidation, we recorded the CUSO’s assets and liabilities at their fair value in our consolidated financial statements and we eliminated the carrying value of the assets and liabilities related to the CUSO Program that had been recorded in our consolidated financial statements as of September 30, 2014. The fair value of the CUSO’s liabilities exceeded the fair value of the CUSO’s assets as of September 30, 2014 by approximately $95.0 million. As of September 30, 2014, the carrying value of the liabilities related to the CUSO Program that had been recorded in our consolidated financial statements exceeded the carrying value of the assets related to the CUSO Program that had been recorded in our consolidated financial statements by approximately $111.6 million. As a result, we recognized a total gain of approximately $16.6 million in our consolidated financial statements for the year ended December 31, 2014, which represented the difference between (i) the fair value of the net liabilities of the CUSO that we recorded upon the CUSO Consolidation, and (ii) the carrying value of the net liabilities related to the CUSO Program that had been recorded in our consolidated financial statements and were eliminated upon the CUSO Consolidation, in each case, as of September 30, 2014. In the year ended December 31, 2013, the loss upon the PEAKS Trust Consolidation of $73.2 million represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013 upon the PEAKS Consolidation, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the PEAKS Consolidation. See Note 9 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Consolidations.

Interest income was less than $0.1 million in the year ended December 31, 2014 and approximately $0.1 million in December 31, 2013.

Interest expense increased $12.5 million, or 49.6%, to $37.8 million in the year ended December 31, 2014 compared to $25.3 million in the year ended December 31, 2013, primarily due to:

•	interest expense of approximately $30.3 million on the PEAKS Senior Debt , which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt in the year ended December 31, 2014, compared to $21.3 million in the year ended December 31, 2013;

•	interest expense of approximately $3.7 million related to the CUSO Secured Borrowing Obligation in the year ended December 31, 2014, compared to none in the year ended December 31, 2013.

Our combined federal and state effective income tax rate was 41.9% in the year ended December 31, 2014 compared to 27.4% in the year ended December 31, 2013. We recorded pretax consolidated income in the year ended December 31, 2014 compared to a pretax consolidated loss in the year ended December 31, 2013. Our effective income tax rate was lower in the year ended December 31, 2013 compared to the year ended December 31, 2014 primarily due to certain losses related to the PEAKS Trust that were included in our consolidated pretax loss for which an income tax benefit was not recognized.

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

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans. Revenue attributable to the interest income on the PEAKS Trust Student Loans was approximately $13.0 million in the year ended December 31, 2013. No interest income on the PEAKS Trust Student Loans was included in revenue in the year ended December 31, 2012, because the PEAKS Consolidation was effective February 28, 2013. See Note 9 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a discussion of the PEAKS Consolidation.

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

We recorded an expense of $15.2 million in the year ended December 31, 2012 related to the impairment of the Subordinated Note and Revolving Note. See Note 9 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a more detailed discussion of the impairment of the notes. No impairment of those notes was recorded in the year ended December 31, 2013.

Legal and other professional fees related to certain lawsuits, investigations and accounting matters increased $6.1 million, or 693.0%, to $6.9 million in the year ended December 31, 2013, compared to $0.9 million in the year ended December 31, 2012. These expenses related primarily to legal fees associated with the investigation of us by the SEC, the CFPB investigation of us and the securities class action lawsuits filed against us. See “Legal Proceedings” and Note 16– Commitments and Contingencies of the Notes to Consolidated Financial Statements, for further information about these matters.

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

The loss recorded in the year ended December 31, 2012 included $79.2 million for additional contingent liabilities related to our guarantee obligations related to our guarantee obligations under the CUSO RSA and PEAKS Guarantee and $21.8 million related to the settlement of litigation and the resolution of our guarantee obligations under the 2007 RSA. See Note 9 – Variable Interest Entities and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

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

In the year ended December 31, 2013, we recorded a loss upon the PEAKS Consolidation of $73.2 million. This loss represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013 upon the PEAKS Consolidation, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the PEAKS Consolidation. See Note 9 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the PEAKS Consolidation.

Interest income decreased $1.2 million, or 92.0%, to $0.1 million in the year ended December 31, 2013 compared to $1.3 million in the year ended December 31, 2012, primarily due to discontinuing the amortization of the discount on the Subordinated Note. See Note 9 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a discussion of the Subordinated Note.

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

See Note 13– Debt and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the payments we made related to the Amended Credit Agreement and the RSAs.

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

Restricted cash of $6.0 million as of December 31, 2014 included approximately $1.6 million of funds held by the PEAKS Trust and $2.5 million of funds held by the CUSO. Funds held by the PEAKS Trust shown as restricted cash on our Consolidated Balance Sheet as of December 31, 2013 were $2.6 million. Although the funds held by the PEAKS Trust and the CUSO are included on our Consolidated Balance Sheet after the related Consolidation, those funds can only be used to satisfy the obligations of the PEAKS Trust and the CUSO, as applicable. See Note 9 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Consolidations.

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

We have significant payment obligations under the PEAKS Guarantee and the CUSO RSA. Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (“Asset/Liability Ratio”). Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. Under the CUSO RSA, we guarantee the repayment of any CUSO Student Loans that are charged off above a certain percentage of the CUSO Student Loans made under the CUSO Program, based on the annual dollar volume. Our obligations under the CUSO RSA remain in effect until all CUSO Student Loans are paid in full. See Note 16 – Commitments and contingencies of the Notes to Consolidated Financial Statements for a further discussion of the PEAKS Guarantee and CUSO RSA.

We believe that we will make payments in 2015 of approximately $29.8 million under the PEAKS Guarantee and approximately $13.0 million, net of $1.4 million in recoveries, under the CUSO RSA. As revised pursuant to Amendment No. 2, the Financing Agreement limits the aggregate amount of payments that we can make related to the PEAKS Guarantee and the CUSO RSA to $45.0 million under both programs in 2015, and to $35.0 million under both programs in any year after 2015 that the Financing Agreement is in effect. We expect to make significant payments after 2015 under the PEAKS Guarantee and the CUSO RSA. For a detailed description of our obligations under the PEAKS Guarantee and the CUSO RSA, the amounts that we estimate we may have to pay pursuant to those obligations in the future and certain disputes and other matters relating to the RSAs, see Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements. If we are required to pay amounts that exceed the amounts that we estimated could be due under the RSAs, we may not have cash and other sources of funds sufficient to make those payments. Failure to make required payments:

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

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of December 31, 2014 and 2013, the total amount of this collateral was approximately $8.6 million, and was included in the line item Collateral deposits on our Consolidated Balance Sheets. The funds held as cash collateral related to the CUSO RSA are not available for use by us, and could be withdrawn by the CUSO, in which case we would be required to deposit that amount of cash in the account to maintain the required level of collateral. The CUSO has notified us that it had taken control of the restricted account containing the cash collateral, as described further in Note 16 – Commitments and Contingences of the Notes to Consolidated Financial Statements.

We also utilized a portion of the proceeds of the Term Loans and other funds to repay $50.0 million of outstanding loans under the Amended Credit Agreement. See Note 13 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of the Term Loans and our use of those proceeds.

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

See Note 15– Employee Benefit Plans of the Notes to Consolidated Financial Statements, for a more detailed discussion of the Pension Plans.

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

See Note 13 – Debt of the Notes to Consolidated Financial Statements, for additional information regarding the Financing Agreement and the Amended Credit Agreement.

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
See Note 9 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the PEAKS Consolidation. See Note 13 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt.

Beginning on September 30, 2014, we consolidated the CUSO in our consolidated financial statements. As a result, among other things, the CUSO Secured Borrowing Obligation is recorded on our Consolidated Balance Sheets following that date. See Note 9 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the CUSO Consolidation.

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

Contractual Obligations and Other Commercial Commitments

The following table sets forth the specified contractual obligations and other commitments as of December 31, 2014:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$149,958	$41,207	$63,843	$36,764	$8,144
Term Loans(a)	123,178	19,291	103,887	0	0
PEAKS Senior Debt(b)	114,702	43,299	28,401	24,816	18,186
CUSO Secured Borrowing Obligation(c)	192,670	20,813	46,129	48,028	77,700

Total	$580,508	$124,610	$242,260	$109,608	$104,030

Other Commitments
Letters of credit fees (d)	$21,203	$2,815	$8,063	$10,325	$0

(a)	The Term Loans are our borrowings under the Financing Agreement. The amounts shown consist of the required quarterly principal payment amounts and quarterly administrative fees, as well as the required monthly interest payment amounts. It does not include any amounts that we may have to pay pursuant to the mandatory prepayment provision based on excess cash flow, as described in the Financing Agreement, because of the uncertainty of the amount of any excess cash flow. Interest payment amounts have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of December 31, 2014. See Note 13 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of the Financing Agreement.
(b)

The PEAKS Senior Debt represents the PEAKS Senior Debt issued by the PEAKS Trust. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Consolidated Balance Sheet as of December 31, 2014. There is no separate liability recorded on our Consolidated Balance Sheet as of December 31, 2014 for the PEAKS Guarantee, because this liability was eliminated upon the PEAKS

Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed in Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of December 31, 2014. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 9 – Variable Interest Entities, Note 13 – Debt and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
(c)	The CUSO Secured Borrowing Obligation represents the estimated amount owed by the CUSO to the CUSO Participants related to their participation interests in the CUSO Student Loans, which amount is expected to be paid to the CUSO Participants by the CUSO from payments received by the CUSO related to the CUSO Student Loans, whether from the borrower or from us under the CUSO RSA. Beginning on September 30, 2014, the CUSO was consolidated in our consolidated financial statements, and the CUSO Secured Borrowing Obligation was included on our Consolidated Balance Sheet as of December 31, 2014. There is no separate liability recorded on our Consolidated Balance Sheet as of December 31, 2014 for the CUSO RSA, because this liability was eliminated upon the CUSO Consolidation. The amounts shown in the table represent our estimate of the amount of the payments to be made to the CUSO Participants in the periods indicated. In order to estimate these payments, we made certain assumptions regarding the timing and amount of the repayment of the CUSO Student Loans and, therefore, are subject to change. See Note 9 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the CUSO Secured Borrowing Obligation.
(d)	Represents the estimated amount of fees that we believe we will be required to pay in each of the periods shown related to the letters of credit issued for our account that were outstanding as of December 31, 2014. We estimated the amount of fees due on the letters of credit in each of the periods assuming that the letters of credit that were outstanding as of December 31, 2014 will remain outstanding in the same amount over the next five years, except for the ED Letter of Credit, which we assumed would remain outstanding until November 4, 2019. The estimated fee amounts have been calculated using the rates specified in the Amended Credit Agreement under which they were issued. See Note 13 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of these fees. As of December 31, 2014, the amount of the letters of credit that we had caused to be issued was $82.1 million. The face amounts of the letters of credit are not included in the amounts shown in the table because they do not constitute a type of contractual obligation that is required to be disclosed in the table, and we cannot reasonably predict if or when the letters of credit may be drawn upon. In addition, we have provided cash collateral in the amount of approximately $89.3 million related to the letters of credit. In the event that any of the letters of credit are drawn upon, the issuing bank would be able to access the related cash collateral to satisfy such draw. See “—Off-Balance Sheet Arrangements”, below, for further discussion of the letters of credit.

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

Beginning on September 30, 2014, our consolidated financial statements include the CUSO. As a result, the assets and liabilities of the CUSO have been included on, and all intercompany transactions have been eliminated from, our Consolidated Balance Sheet as of December 31, 2014. While we no longer record a contingent liability for the CUSO RSA on our Consolidated Balance Sheet beginning September 30, 2014, our obligations under the CUSO RSA remain in effect. See Note 9 – Variable Interest Entities and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the CUSO Consolidation. See also Part I, Item 1A “Risk Factors –Risks Related to Recent Developments –The CUSO Consolidation could have a material adverse effect on our consolidated financial statements and our compliance with covenants and metrics to which we are subject.”

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

Interest income on the Private Education Loans, which is the accretion of the accretable yield on the Private Education Loans, is included in revenue in our Consolidated Statements of Operations and recognized based on the effective interest method, as described in Note 10 – Private Education Loans of the Notes to Consolidated Financial Statements.

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

PEAKS Senior Debt. In accordance with ASC 810, we included the PEAKS Senior Debt on our consolidated balance sheet at its fair value as of February 28, 2013, the date of the PEAKS Consolidation. The difference between the fair value of the PEAKS Senior Debt and its outstanding aggregate principal balance at the date of the PEAKS Consolidation was recorded as an accrued discount on our consolidated balance sheet at the date of the PEAKS Consolidation. The accrued discount is being recognized in interest expense using the interest method over the life of the PEAKS Senior Debt.

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

New Accounting Guidance

For a discussion of applicable new accounting guidance, see Note 3 – New Accounting Guidance of the Notes to Consolidated Financial Statements.

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

Impairment Charge

In the year ended December 31, 2014, we recorded an impairment charge of $2.0 million for the impairment of goodwill associated with the acquisitions of Cable Holdings and the Ascolta business, and an impairment charge of $0.4 million for the impairment of the trademark associated with the acquisition of Daniel Webster College. See Note 12 – Goodwill and Other Intangibles to our Notes to Consolidated Financial Statements, for a further discussion of the impairment charges.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ITT Educational Services, Inc.

Carmel, Indiana

We have audited the accompanying consolidated balance sheet of ITT Educational Services, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

As discussed in Note 2 to the consolidated financial statements, the accompanying 2014 consolidated financial statements have been restated to correct a misstatement.

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

/s/ Deloitte & Touche LLP

Indianapolis, Indiana

May 29, 2015 (March 14, 2016 as to the effects of the restatement discussed in Note 2)

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in internal control over financial reporting related to:

•	The assessment of the completeness and accuracy of the data obtained from third parties related to the private education loans that are owned by variable interest entities that we were required to consolidate;

•	The aggregation of design and operating effectiveness control deficiencies relating to property, plant, and equipment, including logical access controls related to information systems relevant to property, plant, and equipment, the design of controls over the impairment of long-lived assets and the design and operation of review controls over accounting for leasehold improvements, which lead to individually immaterial adjustments;

•	The aggregation of control deficiencies relating to design and operation of review controls over the financial close and reporting and income tax reporting processes.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and our report dated May 29, 2015 (March 14, 2016 as to the effects of the restatement discussed in Note 2 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding (i) the restatement of the accompanying 2014 consolidated financial statements to correct an error and (ii) risks and uncertainties including claims and contingencies arising from litigation and governmental investigations and increasing liquidity pressures that could affect amounts reported in the Company’s financial statements in future periods.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Indianapolis, Indiana

October 15, 2014

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2014 (as restated, see Note 2)	2013
Assets
Current assets:
Cash and cash equivalents	$135,937	$215,771
Restricted cash	6,040	5,636
Accounts receivable, less allowance for doubtful accounts of $2,351 and $9,174	46,383	99,530
Private education loans, less allowance for loan losses of $0 and $0	10,584	7,730
Deferred income taxes	34,547	77,549
Prepaid expenses and other current assets	57,923	28,400

Total current assets	291,414	434,616
Property and equipment, net	157,072	168,509
Private education loans, excluding current portion, less allowance for loan losses of $44,392 and $29,349	80,292	76,479
Deferred income taxes	71,719	68,324
Collateral deposits	97,932	8,626
Other assets	54,409	50,297

Total assets	$752,838	$806,851

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,635	$50,000
Current portion of PEAKS Trust senior debt	37,545	157,883
Current portion of CUSO secured borrowing obligation	20,813	0
Accounts payable	67,848	58,021
Accrued compensation and benefits	12,264	18,107
Other current liabilities	27,153	42,136
Deferred revenue	147,475	147,630

Total current liabilities	322,733	473,777
Long-term debt, excluding current portion	86,714	0
PEAKS Trust senior debt, excluding current portion	48,166	71,341
CUSO secured borrowing obligation, excluding current portion	100,194	0
Other liabilities	52,959	146,087

Total liabilities	610,766	691,205

Commitments and contingent liabilities (Note 16)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371
Capital surplus	198,883	200,040
Retained earnings	963,737	940,449
Accumulated other comprehensive income	1,201	3,146
Treasury stock, 13,619,010 and 13,698,716 shares, at cost	(1,022,120)	(1,028,360)

Total shareholders’ equity	142,072	115,646

Total liabilities and shareholders’ equity	$752,838	$806,851

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2014 (as restated, see Note 2)	2013	2012
Revenue	$961,783	$1,072,311	$1,286,633
Costs and expenses:
Cost of educational services	460,782	486,353	538,350
Student services and administrative expenses	389,116	397,541	400,856
Goodwill and asset impairment	2,454	0	15,166
Legal and professional fees related to certain lawsuits, investigations and accounting matters	32,008	6,923	873
Loss related to loan program guarantees	2,019	90,964	101,025
Provision for private education loan losses	14,150	29,349	0

Total costs and expenses	900,529	1,011,130	1,056,270

Operating income	61,254	61,181	230,363
Gain (loss) on consolidation of variable interest entities	16,631	(73,248)	0
Interest income	65	108	1,348
Interest (expense)	(37,808)	(25,277)	(3,723)

Income (loss) before provision for income taxes	40,142	(37,236)	227,988
Provision (benefit) for income taxes	16,822	(10,212)	89,018

Net income (loss)	$23,320	$(27,024)	$138,970

Earnings (loss) per share:
Basic	$0.99	$(1.15)	$5.82
Diluted	$0.98	$(1.15)	$5.79
Weighted average shares outstanding:
Basic	23,474	23,412	23,880
Diluted	23,681	23,412	23,999

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2014 (as restated, see Note 2)	2013	2012
Net income (loss)	$23,320	$(27,024)	$138,970
Other comprehensive income (loss), net of tax:
Net actuarial pension (loss) gain, net of income tax of $683, $6,811 and $242	(1,077)	10,755	379
Net actuarial pension loss amortization, net of income tax of $0, $790 and $1,062	0	1,247	1,656
Prior service cost (credit) amortization, net of income tax of $603, $604 and $607	(952)	(951)	(948)
Pension settlement, net of income tax of $53, $17 and $309	84	25	483
Unrealized gains (losses) on available-for-sale securities, net of income tax of $0, $0 and $0	0	0	(21)

Other comprehensive income (loss), net of tax	(1,945)	11,076	1,549

Comprehensive income (loss)	$21,375	$(15,948)	$140,519

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2014 (as restated, see Note 2)	2013	2012
Cash flows from operating activities:
Net income (loss)	$23,320	$(27,024)	$138,970
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	26,456	27,252	29,350
Provision for doubtful accounts	63,928	67,640	56,818
Deferred income taxes	38,291	(54,102)	(59,571)
Excess tax benefit from stock option exercises	0	0	(1,382)
Stock-based compensation expense	10,336	11,638	16,658
Settlement cost	0	(46,000)	21,750
Goodwill and asset impairment	2,454	0	15,166
Accretion of discount on private education loans	(12,170)	(12,996)	0
Accretion of discount on long-term debt	118	0	0
Accretion of discount on PEAKS Trust senior debt	16,220	4,926	0
Accretion of discount on CUSO secured borrowing obligation	231	0	0
Provision for private education loan losses	14,150	29,349	0
(Gain) loss on consolidation of variable interest entities	(16,631)	73,248	0
Other	(613)	315	6,992
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	2,334	(455)	3,794
Accounts receivable	(10,010)	(87,225)	(87,138)
Private education loans	18,552	11,554	0
Accounts payable	9,591	(5,574)	(15,572)
Other operating assets and liabilities	(48,624)	73,880	72,429
Deferred revenue	(1,156)	11,299	(90,643)

Net cash flows from operating activities	136,777	77,725	107,621

Cash flows from investing activities:
Capital expenditures, net	(6,092)	(5,147)	(18,250)
Acquisition of company, net of cash acquired	(5,220)	(7,150)	0
Collateralization of letters of credit	(89,304)	0	0
Proceeds from sales and maturities of investments and repayment of notes	293	461	217,301
Note advances and purchases of investments	(2)	(1,242)	(75,887)

Net cash flows from investing activities	(100,325)	(13,078)	123,164

Cash flows from financing activities:
Excess tax benefit from stock option exercises	0	0	1,382
Proceeds from exercise of stock options	0	0	8,345
Debt issue costs	(4,938)	0	(1,525)
Proceeds from term and revolving borrowings	100,000	0	175,000
Repayment of revolving borrowings	(50,000)	(90,000)	(185,000)
Repayment of PEAKS Trust senior debt	(158,668)	(1,946)	0
Repayment of CUSO secured borrowing obligation	(1,766)	0	0
Repurchase of common stock and shares tendered for taxes	(914)	(395)	(209,371)

Net cash flows from financing activities	(116,286)	(92,341)	(211,169)

Net change in cash and cash equivalents	(79,834)	(27,694)	19,616
Cash and cash equivalents at beginning of period	215,771	243,465	223,849

Cash and cash equivalents at end of period	$135,937	$215,771	$243,465

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes (net of refunds)	$14,466	$61,131	$139,919
Interest	$20,897	$3,310	$3,047
Non-cash operating activities:
Consolidation of variable interest entities assets	$30,136	$113,819	$0
Consolidation of variable interest entities liabilities	$2,564	$471	$0
Non-cash operating and investing activities:
Accrued capital expenditures	$236	$0	$0
Non-cash financing activities:
Issuance of treasury stock for Directors’ compensation	$38	$0	$37
Consolidation of PEAKS Trust senior debt	$0	$226,096	$0
Consolidation of CUSO secured borrowing obligation	$122,542	$0	$0

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Amount	Total
Balance as of December 31, 2011	37,069	$371	$184,207	$833,347	$(9,479)	(10,969)	$(839,341)	$169,105
Net income				138,970				138,970
Other comprehensive income, net of income tax					1,549			1,549
Equity award vesting and exercises			(4,224)	(4,843)		272	17,412	8,345
Tax benefit from equity awards			918					918
Stock-based compensation			16,212					16,212
Common shares repurchased						(3,026)	(207,918)	(207,918)
Shares tendered for taxes						(22)	(1,453)	(1,453)
Issuance of shares for Directors’ compensation				(1)		1	38	37

Balance as of December 31, 2012	37,069	371	197,113	967,473	(7,930)	(13,744)	(1,031,262)	125,765
Net (loss)				(27,024)				(27,024)
Other comprehensive income, net of income tax					11,076			11,076
Equity award vesting			(3,297)			68	3,297	0
Tax benefit from equity awards			(5,414)					(5,414)
Stock-based compensation			11,638					11,638
Shares tendered for taxes						(23)	(395)	(395)

Balance as of December 31, 2013	37,069	371	200,040	940,449	3,146	(13,699)	(1,028,360)	115,646
Net income (as restated, see Note 2)				23,320				23,320
Other comprehensive (loss), net of income tax					(1,945)			(1,945)
Equity award vesting			(7,084)			121	7,084	0
Tax benefit from equity awards			(4,409)					(4,409)
Stock-based compensation			10,336					10,336
Shares tendered for taxes						(42)	(914)	(914)
Issuance of shares for Directors’ compensation				(32)		1	70	38

Balance as of December 31, 2014 (as restated, see Note 2)	37,069	$371	$198,883	$963,737	$1,201	(13,619)	($1,022,120)	$142,072

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Restated)

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

In addition, we offered one or more of our online education programs to students who are located in all 50 states. As of December 31, 2014, we had 144 college locations in 39 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since 2009 under the “Daniel Webster College” name. In January 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta (“Ascolta”) and offered short-term information technology and business learning solutions for career advancers and other professionals. In August 2013, we acquired all of the membership interests of Cable Holdings, LLC (“Cable Holdings”), an education company that offers short-term information technology and business learning solutions for career advancers and other professionals. See Note 4 – Acquisitions, for additional discussion of the acquisition of the Ascolta business and Cable Holdings. Our corporate headquarters are located in Carmel, Indiana.

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

Collateral Deposits. We maintain an escrow account to secure our guarantee obligation to the VIE that we consolidated in our consolidated financial statements beginning September 30, 2014. The amount of funds that are required to be held in the escrow account is based on a percentage of the aggregate principal balance of the private education loans associated with our guarantee obligation to the VIE. We may be required to increase the amount held in this escrow account if we are not in compliance with certain covenants. The amount of funds in this escrow account that are included in the line item Collateral deposits on our Consolidated Balance Sheet was $8,628 as of December 31, 2014 and $8,626 as of December 31, 2013. The funds held in this escrow account are not available for use by us. See Note 16 – Commitments and Contingencies, for a further discussion of the collateral requirements associated with our guarantee obligation.

Beginning in 2014, we were required to provide cash collateral in an amount equal to 109% of the face amount of a letter of credit payable to the ED and 103% of the face amount of all other letters of credit issued for our account. The funds held as cash collateral are not available for use by us and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon. The funds held as cash collateral will remain subject to such restriction and potential use until the cancellation, termination, expiration or reduction of the face amount of the outstanding letters of credit. As of December 31, 2014, the balance of this cash collateral was $89,304 and was included in the line item Collateral deposits on our Consolidated Balance Sheet. Of this amount, $86,882 related to the letter of credit that was issued on October 31, 2014 to the ED. See Note 16 – Commitments and Contingencies, for a further discussion of the letter of credit payable to the ED.

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

Debt. The PEAKS Trust issued senior debt in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”). In accordance with ASC 810, we included the PEAKS Senior Debt on our consolidated balance sheet at its fair value as of February 28, 2013, the date of the PEAKS Consolidation. The difference between the fair value of the PEAKS Senior Debt and its outstanding aggregate principal balance at the date of the PEAKS Consolidation was recorded as an accrued discount on our consolidated balance sheet at the date of the PEAKS Consolidation. The accrued discount is being recognized in interest expense using the interest method over the life of the PEAKS Senior Debt.

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

Interest income on the Private Education Loans, which is the accretion of the accretable yield on the Private Education Loans , is included in revenue and recognized based on the effective interest method as described in Note 10 – Private Education Loans.

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

2.	Restatement of Previously Issued Financial Statements

Subsequent to the original filing of this Annual Report on Form 10-K on May 29, 2015 (the “Original Filing”), we determined there was an error in the application of the interest method used to calculate the interest rate used in accounting for the accretion of the debt discount associated with our PEAKS Senior Debt. In our Original Filing, we accreted the debt discount associated with the PEAKS Senior Debt using the interest method based on the amounts and timing of the repayments that we estimated at the time that the PEAKS Senior Debt was initially included in our consolidated financial statements. We subsequently determined that the interest method should take into consideration actual repayments and updated projections for future repayments on the PEAKS Senior Debt to determine the interest rate used to calculate the amount of the debt discount recognized as interest expense in each period.

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

Our restated consolidated financial statements as of and for the year ended December 31, 2014 included in this Amended Filing reflect the correction of this error. A reconciliation of previously reported amounts to the restated amounts is set forth in the tables below.

The following table sets forth the effect of the restatement on the affected line items on our Consolidated Balance Sheet as of December 31, 2014:

	As of December 31, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Consolidated Balance Sheet Data:
Deferred income taxes	$68,041	$3,678	$71,719
Total assets	749,160	3,678	752,838
Other current liabilities	27,050	103	27,153
Total current liabilities	322,630	103	322,733
PEAKS Trust senior debt, excluding current portion	38,658	9,508	48,166
Total liabilities	601,155	9,611	610,766
Retained earnings	969,670	(5,933)	963,737
Total shareholders’ equity	148,005	(5,933)	142,072
Total liabilities and shareholders’ equity	749,160	3,678	752,838

The following table sets forth the effect of the restatement on the affected line items in our Consolidated Statement of Operations for the year ended December 31, 2014:

	Year Ended December 31, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Consolidated Statement of Operations Data:
Revenue	$961,783	$0	$961,783
Costs and expenses:
Cost of educational services	460,782	0	460,782
Student services and administrative expenses	389,116	0	389,116
Goodwill and asset impairment	2,454	0	2,454
Legal and other investigation costs	32,008	0	32,008
Loss related to loan program guarantees	2,019	0	2,019
Provision for private education loan losses	14,150	0	14,150

Total costs and expenses	900,529	0	900,529

Operating income	61,254	0	61,254
Gain on consolidation of variable interest entities	16,631	0	16,631
Interest income	65	0	65
Interest (expense)	(28,300)	(9,508)	(37,808)

Income (loss) before provision for income taxes	49,650	(9,508)	40,142
Provision for income taxes	20,397	(3,575)	16,822

Net income	$29,253	$(5,933)	$23,320

Earnings (loss) per share:
Basic	$1.25	$(0.26)	$0.99
Diluted	$1.23	$(0.25)	$0.98
Weighted average shares outstanding:
Basic	23,474	0	23,474
Diluted	23,762	(81)	23,681

The following table sets forth the effect of the restatement on the affected line items in our Consolidated Statement of Comprehensive Income for the year ended December 31, 2014:

	Year Ended December 31, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Consolidated Statement of Comprehensive Income Data:
Net income	$29,253	$(5,933)	$23,320
Comprehensive income	27,308	(5,933)	21,375

The following table sets forth the effect of the restatement on the affected line items in our Consolidated Statement of Cash Flows for the year ended December 31, 2014:

	Year Ended December 31, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Consolidated Statement of Cash Flows Data:
Net income	$29,253	$(5,933)	$23,320
Deferred income taxes	41,969	(3,678)	38,291
Accretion of discount on PEAKS Trust senior debt	6,712	9,508	16,220
Other operating assets and liabilities	(48,727)	103	(48,624)
Net cash flows from operating activities	136,777	0	136,777

The following table sets forth the effect of the restatement on the affected line items in our Consolidated Statement of Shareholders’ Equity for the year ended December 31, 2014:

	Year Ended December 31, 2014
	As Previously Reported	Interest Method Adjustment	As Restated
Consolidated Statement of Shareholders’ Equity Data – Retained Earnings:
Net income	$29,253	$(5,933)	$23,320
Balance as of December 31, 2014	969,670	(5,933)	963,737

3.	New Accounting Guidance

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

Each of the carrying value and the estimated fair value of our debt under our Financing Agreement (as defined in Note 13 – Debt) was approximately $96,349 as of December 31, 2014. The fair value of our debt under the Financing Agreement was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were unobservable to estimate the fair value of our debt under the Financing Agreement. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

The carrying value of the PEAKS Senior Debt was $85,711 as of December 31, 2014 and $229,224 as of December 31, 2013. The estimated fair value of the PEAKS Senior Debt was approximately $85,248 as of December 31, 2014 and approximately $239,400 as of December 31, 2013. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

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

Earnings (loss) per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income (loss) and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,474	23,412	23,880
Shares assumed issued (less shares assumed purchased for stock-based compensation)	207	Not Applicable	119

Outstanding shares for diluted earnings (loss) per share calculation	23,681	23,412	23,999

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

Our consolidated financial statements for periods as of and after February 28, 2013 include the PEAKS Trust, because we were considered to have control over the PEAKS Trust under ASC 810, as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. We do not, however, actively manage the operations of the PEAKS Trust, and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. See Note 16—Commitments and Contingencies, for a further discussion of the PEAKS Guarantee.

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

Our consolidated financial statements for periods as of and after September 30, 2014 include the CUSO, because we were considered to have control over the CUSO under ASC 810, as a result of our substantive right to terminate the CUSO Servicing Agreement after a cure period that was not substantive. We do not, however, actively manage the operations of the CUSO, and the assets of the consolidated CUSO can only be used to satisfy the obligations of the CUSO. Our obligations under the CUSO RSA remain in effect, until all CUSO Student Loans are paid in full. See Note 16 – Commitments and Contingencies, for a further discussion of the CUSO RSA.

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

Under the PEAKS Guarantee we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (the “Asset/Liability Ratio”). Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amounts that we paid under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers, as defined below), to the extent of available funds remaining in the PEAKS Trust. See Note 16 – Commitments and Contingencies, for a further discussion of our obligations to make guarantee payments pursuant to the PEAKS Guarantee.

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

The following table sets forth the carrying values of assets and liabilities of the PEAKS Trust that were included on our Consolidated Balance Sheet as of the dates indicated:

	As of December 31,
	2014	2013
Assets
Restricted cash	$1,556	$2,593
Current portion of PEAKS Trust student loans	7,169	7,730
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $42,353 and $29,349	59,902	76,479

Total assets	$68,627	$86,802

Liabilities
Current portion of PEAKS Trust senior debt	$37,545	$157,883
Other current liabilities	199	697
PEAKS Trust senior debt, excluding current portion	48,166	71,341

Total liabilities	$85,910	$229,921

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

Revenue and Expenses of PEAKS Trust. The following table sets forth the revenue and expenses of the PEAKS Trust, excluding the loss on consolidation of the PEAKS Trust, that were included in our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
	2014	2013
Revenue	$11,471	$12,996
Student services and administrative expenses	4,479	5,288
Provision for private education loan losses	12,111	29,349
Interest expense	30,322	21,288

(Loss) before provision for income taxes	$(35,441)	$(42,929)

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

(collectively, “Discharge Payments”).

See Note 16 – Commitments and Contingencies, for a further discussion of our obligations to make guarantee payments pursuant to the CUSO RSA.

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

In the fiscal year ended December 31, 2013, we also offset $8,472 owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, instead of making additional payments in those amounts. Approximately $6,786 of the amount that we claimed as an offset against the Revolving Note represented Discharge Payments. We recorded the amounts that we claimed as offsets against amounts owed to us under the Revolving Note in Other current liabilities on our Consolidated Balance Sheet as of December 31, 2013. The amounts that we claimed as offset under the Revolving Note as of December 31, 2014 were not reflected in our financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the CUSO Consolidation. See Note 16 – Commitments and Contingencies, for a further discussion of the offset and CUSO RSA.

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

11.	Property and Equipment

The following table sets forth our property and equipment, net, as of the dates indicated:

	As of December 31,
	2014	2013
Furniture and equipment	$161,994	$162,128
Buildings and building improvements	135,241	134,993
Land and land improvements	39,609	39,609
Leasehold improvements	35,738	20,953
Software	8,263	8,620
Construction in progress	766	156

	$381,611	$366,459
Less: Accumulated depreciation and amortization	(224,539)	(197,950)

Property and equipment, net	$157,072	$168,509

Software includes purchased and internally developed software.

The following table sets forth the depreciation and amortization expense for the assets listed above in the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Depreciation and amortization expense	$25,603	$27,007	$29,320

12.	Goodwill and Other Intangibles

We recognized goodwill and certain other intangible assets on our consolidated balance sheet as a result of the acquisition of:

•	certain assets and liabilities of CompetenC Solutions, Inc and Great Equalizer, Inc. on January 31, 2014;

•	the membership interests of Cable Holdings, Inc. on August 1, 2013; and

•	all the assets and certain liabilities of Daniel Webster College on June 10, 2009.

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

13.	Debt

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

We believe that we will make payments of approximately $29,800 under the PEAKS Guarantee and approximately $13,000, net of approximately $1,400 in recoveries, under the CUSO RSA in 2015. The Financing Agreement limits the aggregate amount of payments that we can make related to the PEAKS Guarantee and the CUSO RSA to $45,000 under both programs in 2015 and to $35,000 under both programs in any year after 2015 that the Financing Agreement is in effect. See Note 16 – Commitments and Contingencies for a further discussion of our projected payments under the PEAKS Guarantee and CUSO RSA.

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

Under the Amended Credit Agreement, the aggregate commitment of the lenders, effective June 30, 2014, was reduced to $135,000, and the portion of the commitments available for letters of credit was increased from $25,000 to $85,000. Certain letters of credit in an aggregate amount of approximately $2,352 previously issued by JPMorgan Chase Bank, N.A. are deemed to be letters of credit issued pursuant to the Amended Credit Agreement. We caused a letter of credit payable to the ED (“ED Letter of Credit”) in the amount of $79,708 to be issued on October 31, 2014. The letters of credit for our account that were issued under the Amended Credit Agreement remain outstanding and a portion of the Term Loans was used to provide cash collateral for such letters of credit. See Note 16 – Commitments and Contingencies, for a further discussion of the ED Letter of Credit.

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

PEAKS Trust Senior Debt. In January 2010, the PEAKS Trust issued the PEAKS Senior Debt in the aggregate principal amount of $300,000 to investors. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements. See Note 9 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and is being recognized as Interest expense in our Consolidated Statements of Operations using an effective interest rate method over the term of the PEAKS Senior Debt. As of December 31, 2014, the outstanding principal balance of the PEAKS Senior Debt was $96,918 and the carrying value was $85,711. We recorded $37,545 as a current liability as of December 31, 2014, which represented our estimate of the amount of the carrying value that we expect to be due in the 12 months immediately following December 31, 2014.

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

The following table sets forth the total amount of interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Year Ended December 31,
	2014	2013
Interest expense	$30,322	$21,288
Discount accretion	$16,220	$4,926

The effective interest rate on the PEAKS Senior Debt was approximately:

•	16.80% per annum in the year ended December 31, 2014; and

•	9.90% per annum in the year ended December 31, 2013.

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

In order to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio, we made payments of approximately $156,600 in the year ended December 31, 2014 under the PEAKS Guarantee that were applied by the PEAKS Trust to reduce the amount of the PEAKS Senior Debt. That amount included the:

•	$40,000 that we paid in March 2014 pursuant to the PEAKS Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 9 – Variable Interest Entities for a further discussion of the PEAKS Letter Agreement);

•	payments totaling approximately $51,700 that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	payments totaling approximately $64,900 that we made from October 2014 through December 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in the current and prior periods.

We also made additional payments under the PEAKS Guarantee in the year ended December 31, 2014 that were not related to maintaining the required Asset/Liability Ratio. See Note 16 – Commitments and Contingencies, for a further discussion of the payments made under the PEAKS Program in the year ended December 31, 2014.

The following table sets forth the estimated principal payments on the PEAKS Senior Debt in the periods indicated:

Fiscal Year Ending December 31,	Amount
2015	$37,545
2016	12,226
2017	8,830
2018	9,678
2019	10,673
2020	17,966

Total	$96,918

14.	Income Taxes

The following table sets forth the components of the provision for income taxes in the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Current income tax expense:
U.S. federal	$(21,401)	$39,279	$126,585
State and local	(68)	4,611	22,004

Total	$(21,469)	$43,890	$148,589
Deferred income tax (benefit):
U.S. federal	$36,088	$(46,345)	$(51,145)
State and local	2,203	(7,757)	(8,426)

Total	$38,291	$(54,102)	$(59,571)

Total provision (benefit) for income taxes	$16,822	$(10,212)	$89,018

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

The following table sets forth the components of our deferred income tax assets (liabilities) as of the dates indicated:

	As of December 31,
	2014	2013
Deferral of book costs	$(1,575)	$(1,748)
Property and equipment	0	(1,807)
Pension	(11,113)	(10,566)
Other	(1,972)	(1,189)

Gross deferred tax (liabilities)	$(14,660)	$(15,310)

Deferred revenue	$10,082	$10,902
Accounts receivable	910	3,551
Property and equipment	2,495	0
Legal accrual	5,796	3,455
Compensation and benefits	2,410	3,316
Stock-based compensation	19,394	20,794
Operating leases	2,189	2,386
Other assets	9,736	8,356
Other contingent liabilities	67,914	108,423

Gross deferred tax assets	$120,926	$161,183

Net deferred income tax asset	$106,266	$145,873

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

The difference between the U.S. federal statutory income tax rate and our effective income tax rate as a percentage of income in the periods indicated is reconciled in the following table:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	(35.0%)	35.0%
Rate differential on VIEs	1.0%	11.9%	0%
State income taxes, net of federal benefit	3.1%	(5.6%)	3.4%
Permanent book/tax differences	3.3%	2.8%	0.9%
Other	(0.5%)	(1.5%)	(0.3%)

Effective income tax rate	41.9%	(27.4%)	39.0%

The following table sets forth the activity with respect to our unrecognized tax benefits in the period indicated:

	Year Ended December 31,
	2014	2013	2012
Balance as of January 1	$22,291	$20,690	$22,050
Increases (decreases) from:
Tax positions taken during a prior period	5,620	1,675	195
Tax positions taken during the current period	537	870	759
Settlements with taxing authorities	(2,551)	186	(1,027)
Lapse of statute of limitations	(997)	(1,130)	(1,287)

Balance as of December 31	$24,900	$22,291	$20,690

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

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Year Ended December 31,
	2014	2013
Balance as of January 1	$125,880	$126,978
Increases (decreases) from:
Additional accruals:
CUSO RSA	2,019	90,964
Other	36,634	18,768
Payments, other, net of recoveries owed of $475 and $574(1)	(29,542)	(14,730)
Payments under CUSO RSA, net of recoveries of $466 and $103(2)	(9,139)	(2,600)
Payments under PEAKS Guarantee, net of estimated recoveries of $0 and $1,408	(159,255)	(1,005)
Payments on Behalf of Borrowers	(1,832)	(11,499)
Settlement payment – 2007 RSA	0	(46,000)
Elimination of PEAKS Trust intercompany transactions (3)	161,087	11,118
Elimination of PEAKS Guarantee accrual (4)	0	(46,114)
Elimination of CUSO intercompany transactions (5)	4,583	0
Elimination of CUSO RSA accrual (6)	(114,861)	0

Balance as of December 31	$15,574	$125,880

(1)	Consists of payments for legal and other contingencies, net of recoveries from charged-off loans made under the CUSO Program that were owed, but had not been remitted, to us.
(2)	Consists of payments made under the CUSO RSA, net of recoveries from charged-off CUSO Student Loans that we received or offset against payments owed under the CUSO RSA.
(3)	We consolidated the PEAKS Trust in our consolidated financial statements as of February 28, 2013 and, as a result, we eliminated from our consolidated financial statements the amount of payments under the PEAKS Guarantee and Payments on Behalf of Borrowers that we made following the PEAKS Consolidation. See Note 9 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation.
(4)	As a result of the PEAKS Consolidation, we eliminated from our consolidated financial statements the contingent liability related to the PEAKS Guarantee that we had previously recorded.

(5)	We consolidated the CUSO in our consolidated financial statements as of September 30, 2014 and, as a result, we eliminated from our consolidated financial statements the amount of payments under the CUSO RSA that we made following the CUSO Consolidation. See Note 9 – Variable Interest Entities, for a further discussion of the CUSO Consolidation.
(6)	As a result of the CUSO Consolidation, we eliminated from our consolidated financial statements the contingent liability related to the CUSO RSA that we had previously recorded.

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

Projected PEAKS Guarantee Payments. We believe that it is probable that we will make additional payments under the PEAKS Guarantee and estimate that those payments may be approximately $29,800 in 2015, $4,300 in 2016 and $15,300 in 2020. The vast majority of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $59,400 as of December 31, 2015 and $0 as of January 31, 2020. See Note 13 – Debt, for a further discussion of the PEAKS Senior Debt. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on PEAKS Trust Student Loans that remain in repayment and collect recoveries on PEAKS Trust Student Loans that have been charged off. The only obligation of the PEAKS Trust, at that time, will be the payment of the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $47,000 of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based.

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

We concluded that we were required to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 9 – Variable Interest Entities, for a further discussion of the CUSO Consolidation. As a result, the assets and liabilities of the CUSO have been included on, and all intercompany transactions have been eliminated from, our Consolidated Balance Sheet as of December 31, 2014. While we no longer record a contingent liability for the CUSO RSA on our Consolidated Balance Sheet beginning on September 30, 2014, our obligations under the CUSO RSA remain in effect.

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

17.	Risks and Uncertainties

Many of the amounts of assets, liabilities, revenue and expenses reported in our consolidated financial statements are based on estimates and assumptions that affect the amounts reported. We are subject to risks and uncertainties that could affect amounts reported in our consolidated financial statements in future periods. Our future performance, results of operations, financial condition, cash flows, liquidity, capital resources, ability to meet our obligations and ability to comply with covenants, metrics and regulatory requirements are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimated results. Those significant risks and uncertainties include, but are not limited to, the following:

•	The PEAKS Consolidation and other factors, among other things:

•	have resulted in violations by us of covenants under the Amended Credit Agreement, for which we have obtained waivers and amendments relating to those violations;

•	have negatively impacted our compliance with:

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score; and

•	our compliance with the financial requirements of certain state education and professional licensing authorities (“SAs”); and

•	have negatively impacted the financial metrics to which we are subject under the PEAKS Program and the CUSO RSA.

See Note 13 – Debt and Note 16 – Commitments and Contingencies, for additional information.

•	The CUSO Consolidation, which could negatively impact our compliance with:

•	covenants under the Financing Agreement;

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score;

•	the financial requirements of certain SAs; and

•	the financial metrics to which we are subject under the PEAKS Program and the CUSO RSA.

See Note 9 – Variable Interest Entities, for additional information.

•	Our institutions’ failure to submit their 2013 audited consolidated financial statements and 2013 Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to submit a letter of credit, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We caused the ED Letter of Credit to be issued on October 31, 2014. The term of the ED Letter of Credit ends on November 4, 2019. We have implemented procedures to address HCM, which requirements are not expected to significantly impact the timing of our receipt of Title IV Program funds. See Note 13 – Debt, for additional information.

•	As required, we provided cash collateral in the amount of approximately $89,300 for the letters of credit outstanding for our account. The funds held as cash collateral are not available for use by us, and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon. The funds held as cash collateral will remain subject to such restriction and potential use until the cancellation, termination, expiration or reduction of the face amount of the outstanding letters of credit. The remaining amount of cash collateral at any time may not be less than 103% of the amount available to be drawn under the letters of credit then remaining outstanding, except the ED Letter of Credit, for which the cash collateral must not be less than 109% of the amount available to be drawn. See Note 13 – Debt, for additional information.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements, tax matters and employee-related matters, among others. See Note 16 – Commitments and Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

•	Although we have consolidated both the PEAKS Trust and the CUSO, and we no longer record a contingent liability related to those programs on our Consolidated Balance Sheets, our significant guarantee obligations under the PEAKS Guarantee and the CUSO RSA remain in effect. In 2014, we made payments of approximately $159,300 under the PEAKS Guarantee, $1,832 of Payments on Behalf of Borrowers and approximately $9,139, net of $466 of recoveries owed to us that we offset against amounts that we owed to the CUSO, related to the CUSO RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $29,800 in 2015 and approximately $4,300 in 2016. In addition, based upon various assumptions, including the historical and projected performance and collections of the private education loans under the CUSO Program, we believe that we will make payments under the CUSO RSA, net of recoveries, of approximately $13,000 in 2015 and $14,400 in 2016. See Note 13 – Debt and Note 16 – Commitments and Contingencies for a further discussion of the RSAs, estimated payment amounts and contingent liabilities.

•	On December 4, 2014, we borrowed $100,000 aggregate principal amount of senior secured Term Loans. The proceeds of the Term Loans, along with other funds, were used to provide the cash collateral for outstanding letters of credit, to repay all outstanding borrowings under the Amended Credit Agreement and to pay fees in connection with the Financing Agreement. As a result, no portion of the proceeds of the Term Loans is available for working capital or other uses. Further, the funds held as cash collateral are not available for use by us to fund our operations.

•	We incurred a net loss in the year December 31, 2013 and we had negative working capital as of December 31, 2013, primarily due to the impact of the PEAKS Consolidation and the loss that we recorded related to our guarantee obligations under the CUSO RSA. We had negative working capital as of December 31, 2014, primarily due to the impact of the Consolidated VIEs.

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

ITT EDUCATIONAL SERVICES, INC.

QUARTERLY FINANCIAL RESULTS

FOR 2014 AND 2013

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31	June 30	Sept 30	Dec 31	Year
2014(1)
Revenue	$237,923	$238,096	$242,561	$243,203	$961,783
Cost of educational services	120,115	116,276	117,539	106,852	460,782
Student services and administrative expenses	99,238	97,547	100,440	91,891	389,116
Goodwill and asset impairment				2,454	2,454
Legal and professional fees related to certain lawsuits, investigations and accounting matters	5,547	8,380	11,269	6,812	32,008
Loss related to loan program guarantees	0	0	2,019	0	2,019
Provision for private education loan losses	0	9,071	4,511	568	14,150

Operating income	13,023	6,822	6,783	34,626	61,254
Gain on consolidation of variable interest entities	0	0	16,631	0	16,631
Interest income	19	15	17	14	65
Interest (expense)	(11,812)	(7,211)	(9,292)	(9,493)	(37,808)

Income (loss) before provision for income taxes	1,230	(374)	14,139	25,147	40,142
Provision (benefit) for income taxes	471	(222)	6,017	10,556	16,822

Net income (loss)	$759	$(152)	$8,122	$14,591	$23,320

Earnings (loss) per share:
Basic	$0.03	$(0.01)	$0.35	$0.62	$0.99
Diluted	$0.03	$(0.01)	$0.34	$0.62	$0.98
2013
Revenue	$285,062	$260,459	$259,617	$267,173	$1,072,311
Cost of educational services	124,176	123,541	120,204	118,432	486,353
Student services and administrative expenses	101,721	98,335	96,182	101,303	397,541
Legal and professional fees related to certain lawsuits, investigations and accounting matters	1,500	213	2,089	3,121	6,923
Loss related to loan program guarantees	3,803	0	4,826	82,335	90,964
Provision for PEAKS Trust student loan losses	0	4,319	16,382	8,648	29,349

Operating income (loss)	53,862	34,051	19,934	(46,666)	61,181
(Loss) on consolidation of variable interest entities	(73,248)	0	0	0	(73,248)
Interest income	34	25	16	33	108
Interest (expense)	(3,574)	(7,369)	(7,190)	(7,144)	(25,277)

Income (loss) before provision for income taxes	(22,926)	26,707	12,760	(53,777)	(37,236)
Provision (benefit) for income taxes	(5,655)	6,503	3,336	(14,396)	(10,212)

Net income (loss)	$(17,271)	$20,204	$9,424	$(39,381)	$(27,024)

Earnings (loss) per share:
Basic	$(0.74)	$0.86	$0.40	$(1.68)	$(1.15)
Diluted	$(0.74)	$0.86	$0.40	$(1.68)	$(1.15)

(1)	The amounts shown for the fiscal quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 are the restated amounts, as reported in the amended Quarterly Reports on Form 10-Q (i.e., Form 10-Q/As) for the fiscal quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, as filed with the SEC. The amounts shown for the fiscal year ended December 31, 2014 are the restated amounts, as reported in this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

	By:	/s/ Kevin M. Modany
Dated: March 14, 2016	Kevin M. Modany
Chief Executive Officer

INDEX TO EXHIBITS

			Incorporated by Reference From
Exhibit No.		Description	Form	Exhibit	Filing Date	Filed Herewith
3.1		Restated Certificate of Incorporation, as Amended to Date	10-Q*	3.1	7/29/05

3.2		Restated By-Laws, as Amended to Date	8-K*	3.2	7/22/11

10.1	**	1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q*	10.8	8/8/97

10.2	**	First Amendment to the 1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q*	10.38	7/17/03

10.3	**	Second Amendment to 1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q*	10.58	10/26/06

10.4	**	1999 Outside Directors Stock Option Plan	S-8***	4.3	8/10/99

10.5	**	First Amendment to the 1999 Outside Directors Stock Option Plan	10-Q*	10.37	7/17/03

10.6	**	Second Amendment to the 1999 Outside Directors Stock Option Plan	10-Q*	10.42	4/27/04

10.7	**	Third Amendment to the 1999 Outside Directors Stock Option Plan	8-K*	10.47	1/28/05

10.8	**	2006 ITT Educational Services, Inc. Equity Compensation Plan	8-K*	10.55	5/10/06

10.9	**	First Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q*	10.57	10/26/06

10.10	**	Second Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q*	10.61	7/26/07

10.11	**	Third Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-K*	10.32	2/18/11

10.12	**	Fourth Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-K*	10.12	2/24/12

10.13	**	ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.1	5/7/13

10.14	**	First Amendment to ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	10-Q*	10.10	4/29/15

10.15	**	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use prior to November 24, 2010)	10-Q*	10.53	5/1/06

10.16	**	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use November 24, 2010 – January 23, 2012)	10-K*	10.35	2/18/11

10.17	**	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after January 23, 2012)	10-K*	10.15	2/24/12

10.18	**	Form of Nonqualified Stock Option Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.2	5/7/13

10.19	**	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use prior to January 17, 2011)	10-Q*	10.59	7/26/07

10.20	**	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use January 17, 2011 – January 23, 2012)	10-K*	10.33	2/18/11

10.21	**	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after January 23, 2012)	10-K*	10.18	2/24/12

10.22	**	Form of Restricted Stock Unit Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.3	5/7/13

10.23	**	Form of Amendment to Certain Restricted Stock Unit Award Agreements	10-K*	10.22	10/16/14

10.24	**	Form of Restricted Stock Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after November 24, 2010)	10-K*	10.34	2/18/11

10.25	**	Form of Restricted Stock Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.4	5/7/13

10.26	**	Restated ESI 401(k) Plan	10-K*	10.20	2/24/12

10.27	**	First Amendment of ESI 401(k) Plan	10-Q*	10.1	7/26/13

10.28	**	Second Amendment of ESI 401(k) Plan	10-K*	10.27	10/16/14

10.29	**	Third Amendment of ESI 401(k) Plan	10-Q*	10.11	4/29/15

10.30	**	ESI Excess Savings Plan – 2008 Restatement	10-K*	10.15	2/21/08

10.31	**	Restated ESI Pension Plan	10-K*	10.22	2/24/12

10.32	**	First Amendment of ESI Pension Plan	10-Q*	10.1	7/27/12

10.33	**	ESI Excess Pension Plan – 2008 Restatement	10-K*	10.19	2/21/08

10.34	**	First Amendment to ESI Excess Pension Plan – 2008 Restatement	10-Q*	10.23	7/24/08

10.35	**	ESI Executive Deferred Bonus Compensation Plan – 2008 Restatement	10-K*	10.22	2/21/08

10.36	**	ESI Non-Employee Directors Deferred Compensation Plan – 2008 Restatement	10-K*	10.21	2/21/08

10.37	**	ITT Educational Services, Inc. Senior Executive Severance Plan	10-Q*	10.26	10/25/07

10.38	**	First Amendment to the ITT Educational Services, Inc. Senior Executive Severance Plan	10-K*	10.28	2/24/12

10.39	**	Summary of Certain Director and Executive Compensation	10-K*	10.39	5/29/15

10.40		Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation	10-Q*	10.11	7/27/98

10.41		First Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation	10-K*	10.18	2/19/99

10.42	Second Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)	10-Q*	10.24	10/31/00

10.43	Financing Agreement, dated as of December 4, 2014, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto	8-K*	10.1	12/5/14

10.44	Amendment No. 1 to Financing Agreement, dated as of December 23, 2014, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto	8-K*	10.2	3/18/15

10.45	Amendment No. 2 to Financing Agreement, dated as of March 17, 2015, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto	8-K*	10.1	3/18/15

10.46	Limited Consent to Financing Agreement, dated as of May 26, 2015, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto	10-K*	10.46	5/29/15

10.47	Credit Agreement, dated as of March 21, 2012, among ITT Educational Services, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., as syndication agent and Wells Fargo, N.A., as documentation agent	8-K*	10.1	3/27/12

10.48	First Amendment to Credit Agreement, dated as of March 31, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	4/4/14

10.49	Second Amendment to Credit Agreement, dated as of May 29, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	6/4/14

10.50	Third Amendment to Credit Agreement, Consent and Waiver, dated as of June 30, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	7/2/14

10.51	Fourth Amendment to Credit Agreement, Consent and Waiver, dated as of July 30, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	8/1/14

10.52	Fifth Amendment to Credit Agreement and Consent, dated as of September 15, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	9/19/14

10.53	Consent to Credit Agreement, entered into as of October 15, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	10-Q*	10.5	11/14/14

10.54	Consent to Credit Agreement, entered into as of November 14, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	10.Q*	10.3	11/19/14

10.55	Guarantee Agreement, dated as of January 20, 2010, between ITT Educational Services, Inc. and Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent	10-K*	10.47	10/16/14

10.56	Amended and Restated Indenture and Credit Agreement, dated as of December 31, 2010, by and among PEAKS Trust 2009-1, Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, and Deutsche Bank National Trust Company, as lender trustee	10-K*	10.48	10/16/14

10.57	Subordinated Note Purchase Agreement, dated as of January 20, 2010, between ITT Educational Services, Inc. and PEAKS Trust 2009-1	10-K*	10.49	10/16/14

10.58	Agreement for Servicing Private Student Loans, dated as of December 10, 2011, by and among PEAKS Trust 2009-1, Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, ITT Educational Services, Inc. and First Associates Loan Servicing, LLC	10-K*	10.50	10/16/14

10.59	Purchase Obligation Agreement, dated as of January 20, 2010, by and among ITT Educational Services, Inc., Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, and the senior creditors signatory thereto	10-K*	10.51	10/16/14

10.60	Letter Agreement, dated as of March 17, 2014, between ITT Educational Services, Inc., Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, and the holders of the senior debt signatory thereto	8-K*	10.1	3/21/14

10.61	Risk Sharing Agreement, dated as of February 20, 2009, between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC, with the First Amendment, Second Amendment and Third Amendment thereto	10-K*	10.53	10/16/14

10.62	Fourth Amendment to Risk Sharing Agreement, dated as of November 6, 2014, by and between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC	10-Q*	10.4	11/14/14

10.63		Fifth Amendment to Risk Sharing Agreement, dated as of March 17, 2015 by and between ITT Educational Services, Inc. and Student CU Connect CUSO	8-K*	10.4	3/18/15

10.64		Financing Program Agreement, dated as of February 20, 2009, between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC, with the First Amendment, Second Amendment and Third Amendment thereto	10-K*	10.54	10/16/14

10.65		Loan and Security Agreement, dated as of May 18, 2009, between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC, with the First Amendment, Second Amendment and Third Amendment thereto	10-K*	10.55	10/16/14

10.66		Agreement for Servicing Private Student Loans, dated as of May 18, 2012, by and between First Associates Loan Servicing, LLC and Student CU Connect CUSO, LLC	10-K*	10.56	10/16/14

10.67	**	Letter Agreement, dated August 4, 2014, by and between ITT Educational Services, Inc. and Kevin M. Modany	8-K*	10.1	8/5/14

10.68	**	Amendment to Letter Agreement, dated as of April 28, 2015, by and between ITT Educational Services, Inc. and Kevin M. Modany	8-K*	10.3	4/29/15

10.69	**	Second Amendment to Letter Agreement, dated as of May 26, 2015, by and between ITT Educational Services, Inc. and Kevin M. Modany	10-K*	10.69	5/29/15

10.70	**	Letter Agreement, dated August 4, 2014, by and between ITT Educational Services, Inc. and John E. Dean	8-K*	10.2	8/5/14

10.71	**	Letter Agreement, dated as of April 29, 2015, by and between ITT Educational Services, Inc. and Daniel M. Fitzpatrick	8-K*	10.1	4/29/15

10.72	**	Amendment to Equity Award Agreements, dated as of April 29, 2015, by and between ITT Educational Services, Inc. and Daniel M. Fitzpatrick	8-K*	10.2	4/29/15

10.73		Irrevocable Letter of Credit Payable to the U.S. Department of Education, dated October 31, 2014	8-K*	10.1	11/04/14

21		Subsidiaries	10-K*	21	5/29/15

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350	X

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350	X

101	The following materials from ITT Educational Services, Inc.’s Annual Report on
	Form 10-K/A for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders’ Equity; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedule II	X

*	SEC File No. 001-13144
**	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
***	Registration No. 333-84871