Form 10-Q/A
period 2015-03-31
ITT EDUCATIONAL SERVICES INC
filed 2016-03-14
CIK 922475

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

ITT Educational Services, Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 (“Amended Filing”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, originally filed with the United States Securities and Exchange Commission (“SEC”) on June 12, 2015 (the “Original Filing”), to amend and restate its unaudited condensed consolidated financial statements and related disclosures for the three months ended March 31, 2015.

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

Within this Amended Filing, we are restating our previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2015 to reflect this adjustment to the interest rate used in the application of the interest method to the discount on the PEAKS Senior Debt in that period.

The effects of the restatement on our unaudited condensed consolidated financial statements are a reduction in the amount of the debt discount and an increase in the carrying value of the PEAKS Senior Debt. The change in accretion in the three months ended March 31, 2015 was not materially different from the amount previously recorded. The restatement does not increase the total amount of non-cash interest expense that will be reported from the accretion of the debt discount on the PEAKS Senior Debt, but instead changes the timing of the recognition of that interest expense through the maturity date. The restatement also has no effect on our cash and cash equivalents or liquidity; cash flows from operating activities, financing activities or investing activities; or projections of our future cash payment obligations under our private education loan program guarantees.

In this Amended Filing, we are restating:

•	our Condensed Consolidated Balance Sheet as of March 31, 2015 (unaudited);

•	our Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2015 (unaudited); and

•	the Notes to those condensed consolidated financial statements.

See Note 2—Restatement of Previously Issued Financial Statements of the Notes to Condensed Consolidated Financial Statements for additional information. Our previously restated condensed consolidated financial statements as of and for the three months ended March 31, 2014 included in this Amended Filing also reflect the correction of this error. A reconciliation of those previously reported amounts to the restated amounts is set forth in our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended March 31, 2014 filed with the SEC on the date hereof.

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

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2015

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2015 (as restated) and 2014 and December 31, 2014	2

Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2015 and 2014	3

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2015 and 2014	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014	5

Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the three months ended March 31, 2015 (as restated) and 2014 and the year ended December 31, 2014	6

Notes to Condensed Consolidated Financial Statements (as restated)	7

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(unaudited)

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
	(as restated, see Note 2)
Assets
Current assets:
Cash and cash equivalents	$145,951	$135,937	$205,035
Restricted cash	6,328	6,040	4,293
Accounts receivable, net	46,200	46,383	77,384
Private education loans, net	9,541	10,584	7,713
Deferred income taxes	28,584	34,547	69,708
Prepaid expenses and other current assets	56,068	57,923	34,686

Total current assets	292,672	291,414	398,819
Property and equipment, net	152,181	157,072	164,072
Private education loans, excluding current portion, net	76,528	80,292	75,619
Deferred income taxes	65,912	71,719	77,508
Collateral deposits	97,932	97,932	8,626
Other assets	55,033	54,409	55,688

Total assets	$740,258	$752,838	$780,332

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$12,082	$9,635	$50,000
Current portion of PEAKS Trust senior debt	26,533	37,545	130,692
Current portion of CUSO secured borrowing obligation	20,963	20,813	0
Accounts payable	73,390	67,848	67,336
Accrued compensation and benefits	15,151	12,264	16,075
Other current liabilities	28,602	27,153	52,268
Deferred revenue	139,856	147,475	141,549

Total current liabilities	316,577	322,733	457,920
Long-term debt, excluding current portion	82,158	86,714	0
PEAKS Trust senior debt, excluding current portion	45,127	48,166	63,693
CUSO secured borrowing obligation, excluding current portion	96,226	100,194	0
Other liabilities	52,247	52,959	142,476

Total liabilities	592,335	610,766	664,089

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	185,936	198,883	197,954
Retained earnings	974,184	963,737	941,176
Accumulated other comprehensive income	963	1,201	2,908
Treasury stock, 13,516,221, 13,619,010 and 13,665,572 shares, at cost	(1,013,531)	(1,022,120)	(1,026,166)

Total shareholders’ equity	147,923	142,072	116,243

Total liabilities and shareholders’ equity	$740,258	$752,838	$780,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$229,975	$237,923
Costs and expenses:
Cost of educational services	103,553	120,115
Student services and administrative expenses	90,252	99,238
Legal and professional fees related to certain lawsuits, investigations and accounting matters	7,286	5,547
Provision for private education loan losses	1,244	0

Total costs and expenses	202,335	224,900

Operating income	27,640	13,023
Interest income	13	19
Interest (expense)	(10,388)	(11,812)

Income before provision for income taxes	17,265	1,230
Provision for income taxes	6,818	471

Net income	$10,447	$759

Earnings per share:
Basic	$0.44	$0.03
Diluted	$0.44	$0.03
Weighted average shares outstanding:
Basic	23,560	23,447
Diluted	23,819	23,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$10,447	$759
Other comprehensive (loss), net of tax:
Net actuarial pension loss amortization, net of income tax of $0 and $0	1	0
Prior service cost (credit) amortization, net of income tax of $150 and $151	(239)	(238)

Other comprehensive (loss), net of tax	(238)	(238)

Comprehensive income	$10,209	$521

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$10,447	$759
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,981	6,462
Provision for doubtful accounts	12,183	16,615
Deferred income taxes	9,869	(2,317)
Stock-based compensation expense	1,896	2,551
Accretion of discount on private education loans	(3,081)	(3,133)
Accretion of discount on long-term debt	391	0
Accretion of discount on PEAKS Trust senior debt	1,655	6,452
Accretion of discount on CUSO secured borrowing obligation	219	0
Provision for private education loan losses	1,244	0
Other	(267)	(180)
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(288)	1,343
Accounts receivable	(12,000)	6,302
Private education loans	6,644	4,010
Accounts payable	5,542	9,315
Other operating assets and liabilities	717	(4,032)
Deferred revenue	(7,619)	(7,229)

Net cash flows from operating activities	33,533	36,918

Cash flows from investing activities:
Capital expenditures, net	(869)	(1,510)
Acquisition of company	0	(4,449)
Proceeds from repayment of notes	0	96

Net cash flows from investing activities	(869)	(5,863)

Cash flows from financing activities:
Repayment of long-term debt	(2,500)	0
Repayment of PEAKS Trust senior debt	(15,646)	(41,070)
Repayment of CUSO secured borrowing obligation	(4,037)	0
Common shares tendered for taxes	(467)	(721)

Net cash flows from financing activities	(22,650)	(41,791)

Net change in cash and cash equivalents	10,014	(10,736)
Cash and cash equivalents at beginning of period	135,937	215,771

Cash and cash equivalents at end of period	$145,951	$205,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(unaudited)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2013	37,069	$371	$200,040	$940,449	$3,146	(13,699)	$(1,028,360)	$115,646
For the three months ended March 31, 2014:
Net income				759				759
Other comprehensive (loss), net of income tax					(238)			(238)
Equity award vesting			(2,845)			51	2,845	0
Tax benefit from equity awards			(1,792)					(1,792)
Stock-based compensation			2,551					2,551
Shares tendered for taxes						(19)	(721)	(721)
Issuance of shares for Director’s compensation				(32)		1	70	38

Balance as of March 31, 2014	37,069	371	197,954	941,176	2,908	(13,666)	(1,026,166)	116,243
For the nine months ended December 31, 2014:
Net income				22,561				22,561
Other comprehensive (loss), net of income tax					(1,707)			(1,707)
Equity award vesting			(4,239)			70	4,239	0
Tax benefit from equity awards			(2,617)					(2,617)
Stock-based compensation			7,785					7,785
Shares tendered for taxes						(23)	(193)	(193)

Balance as of December 31, 2014	37,069	371	198,883	963,737	1,201	(13,619)	(1,022,120)	142,072
For the three months ended March 31, 2015:
Net income				10,447				10,447
Other comprehensive (loss), net of income tax					(238)			(238)
Equity award vesting			(9,056)			163	9,056	0
Tax benefit from equity awards			(5,787)					(5,787)
Stock-based compensation			1,896					1,896
Shares tendered for taxes						(60)	(467)	(467)

Balance as of March 31, 2015 (as restated, see Note 2)	37,069	$371	$185,936	$974,184	$963	(13,516)	$(1,013,531)	$147,923

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

Our restated condensed consolidated financial statements as of and for the three months ended March 31, 2015 included in this Amended Filing reflect the correction of this error. A reconciliation of previously reported amounts to the restated amounts is set forth in the tables below.

The following table sets forth the effect of the restatement on the affected line items on our Condensed Consolidated Balance Sheet as of March 31, 2015:

	As of March 31, 2015
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Balance Sheet Data:
Deferred income taxes	$62,234	$3,678	$65,912
Total assets	736,580	3,678	740,258
Other current liabilities	28,499	103	28,602
Total current liabilities	316,474	103	316,577
PEAKS Trust senior debt, excluding current portion	35,619	9,508	45,127
Total liabilities	582,724	9,611	592,335
Retained earnings	980,117	(5,933)	974,184
Total shareholders’ equity	153,856	(5,933)	147,923
Total liabilities and shareholders’ equity	736,580	3,678	740,258

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Shareholders’ Equity Data – Retained Earnings:
Net income	$10,447	$0	$10,447
Balance as of March 31, 2015	980,117	(5,933)	974,184

The change in accretion in the three months ended March 31, 2015 was not materially different from the amount previously recorded.

3.	New Accounting Guidance

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

Each of the carrying value and the estimated fair value of our debt under our Financing Agreement (as defined in Note 10—Debt) was approximately $94,240 as of March 31, 2015 and $96,300 as of December 31, 2014. The fair value of our debt under our

Financing Agreement was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were unobservable to estimate the fair value of the debt under the Financing Agreement. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of March 31, 2015, the carrying value of the senior debt issued by the PEAKS Trust in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”) was $71,660 and the estimated fair value was approximately $72,348. As of March 31, 2014, the carrying value of the PEAKS Senior Debt was $194,385 and the estimated fair value was approximately $199,316. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

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

Our consolidated financial statements for periods as of and after September 30, 2014 include the CUSO, because we were considered to have control over the CUSO under ASC 810, as a result of our substantive right to terminate the CUSO Servicing Agreement after a cure period that was not substantive. We do not, however, actively manage the operations of the CUSO, and the assets of the consolidated CUSO can only be used to satisfy the obligations of the CUSO. Our obligations under the CUSO RSA remain in effect, until all CUSO Student Loans are paid in full. See Note 13—Commitments and Contingencies, for a further discussion of the CUSO RSA.

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

	As of March 31, 2015	As of December 31, 2014	As of March 31, 2014
Assets
Restricted cash	$1,727	$1,556	$1,640
Current portion of PEAKS Trust student loans	6,475	7,169	7,713
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $39,596, $42,353 and $29,349	57,596	59,902	75,619

Total assets	$65,798	$68,627	$84,972

Liabilities
Current portion of PEAKS Trust senior debt	$26,533	$37,545	$130,692
Other current liabilities	175	199	449
PEAKS Trust senior debt, excluding current portion	45,127	48,166	63,693

Total liabilities	$71,835	$85,910	$194,834

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

Revenue and Expenses of the PEAKS Trust. The following table sets forth the revenue and expenses of the PEAKS Trust, which were included in our Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Revenue	$2,413	3,133
Student services and administrative expenses	541	1,416
Provision for private education loan losses	803	0
Interest expense	3,259	11,017

(Loss) before provision for income taxes	$(2,190)	$(9,300)

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

8.	Private Education Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013 and to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 7 – Variable Interest Entities, for a further discussion of the consolidation of the PEAKS Trust and CUSO (the “Consolidated VIEs”). As a result, the assets and liabilities of the Consolidated VIEs were included on our Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014. The assets and liabilities of the PEAKS Trust were included on our Condensed Consolidated Balance Sheet as of March 31, 2014.

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

9.	Goodwill and Intangibles

We recognized goodwill and certain other intangible assets on our consolidated balance sheet as a result of the acquisition of:

•	certain assets and liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. on January 31, 2014;

•	the membership interests of Cable Holdings, LLC on August 1, 2013; and

•	substantially all the assets and certain liabilities of Daniel Webster College on June 10, 2009.

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

10.	Debt

As of March 31, 2015, our Condensed Consolidated Balance Sheet included: (i) outstanding Term Loan (as defined below) borrowings under the Financing Agreement, as described further below under “—Term Loans,” (ii) the PEAKS Senior Debt issued by the PEAKS Trust, which was consolidated in our consolidated financial statements beginning February 28, 2013, as described further below under “—PEAKS Trust Senior Debt,” and (iii) the CUSO Secured Borrowing Obligation of the CUSO, which was consolidated in our consolidated financial statements beginning September 30, 2014, as described further in Note 7 – Variable Interest Entities.

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

We estimate that we will make payments of approximately $30,000 under the PEAKS Guarantee and approximately $11,600, net of approximately $1,400 in recoveries, under the CUSO RSA in 2015. The Financing Agreement limits the aggregate amount of payments that we can make related to the PEAKS Guarantee and the CUSO RSA to $45,000 under both programs in 2015 and to $35,000 under both programs in any year after 2015 that the Financing Agreement is in effect. See Note 13 – Commitments and Contingencies for a further discussion of our projected payments under the PEAKS Guarantee and CUSO RSA.

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

Certain letters of credit in an aggregate amount of approximately $2,352 previously issued by JPMorgan Chase Bank, N.A. are deemed to be letters of credit issued pursuant to the Amended Credit Agreement. We caused a letter of credit payable to the ED (“ED Letter of Credit”) in the amount of $79,708 to be issued on October 31, 2014, which was issued pursuant to the Amended Credit Agreement. The letters of credit for our account that were issued under the Amended Credit Agreement remain outstanding and a portion of the Term Loans was used to provide cash collateral for such letters of credit. See Note 13 – Commitments and Contingencies, for a further discussion of the ED Letter of Credit.

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

PEAKS Trust Senior Debt. In January 2010, the PEAKS Trust issued the PEAKS Senior Debt in the aggregate principal amount of $300,000 to investors. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements. See Note 7 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and is being recognized as Interest expense in our Condensed Consolidated Statements of Income using the interest method over the term of the PEAKS Senior Debt.

As of March 31, 2015, the outstanding principal balance of the PEAKS Senior Debt was $81,273 and the carrying value was $71,660. We recorded $26,533 as a current liability as of March 31, 2015, which represented our estimate of the amount of the carrying value that we expect to be due in the 12 months immediately following March 31, 2015.

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

The following table sets forth the total amount of interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Three Months Ended March 31,
	2015	2014
Interest expense	$3,259	$11,017
Discount accretion	$1,655	$6,452

The effective interest rate on the PEAKS Senior Debt was approximately:

•	16.3% per annum in the three months ended March 31, 2015; and

•	19.2% per annum in the three months ended March 31, 2014.

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

In order to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio, we made payments of $13,637 in the three months ended March 31, 2015, and approximately $156,600 in the year ended December 31, 2014 under the PEAKS Guarantee that were applied by the PEAKS Trust to reduce the amount of the PEAKS Senior Debt. The amount paid in 2014 included the:

•	$40,000 that we paid in March 2014 pursuant to the PEAKS Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 7 – Variable Interest Entities, for a further discussion of the PEAKS Letter Agreement);

•	payments totaling approximately $51,700 that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	payments totaling approximately $64,900 that we made from October 2014 through December 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in the current and prior periods.

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

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Three Months
	Ended March 31,
	2015		2014
Balance at beginning of period	$15,574		$125,880
Increases (decreases) from:
Additional accruals:
Other	5,517		8,764
Payments, other (1)	(6,085)		(3,971)
Payments under the CUSO RSA	0	(2)	(1,158	)(3)

Balance at end of period	$15,006		$129,515

(1)	Consists of payments for legal and other contingencies.
(2)	We consolidated the CUSO in our consolidated financial statements as of September 30, 2014 and, as a result, we eliminated from our consolidated financial statements the amount of payments under the CUSO RSA that we made following the CUSO Consolidation. See below under “—Guarantees—CUSO RSA—First Quarter 2015 and Projected Future CUSO RSA Payments,” for information on the amount of payments that we made under the CUSO RSA in the three months ended March 31, 2015. See Note 7 – Variable Interest Entities, for a further discussion of the CUSO Consolidation.
(3)	Consists of payments made under the CUSO RSA.

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 7 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of March 31, 2015, December 31, 2014 and March 31, 2014. While we no longer record a contingent liability for the PEAKS Guarantee on our Condensed Consolidated Balance Sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

First Quarter 2015 and Projected Future PEAKS Guarantee Payments. In the three months ended March 31, 2015, we made payments under the PEAKS Guarantee of $13,637. We believe that it is probable that we will make additional payments under the PEAKS Guarantee and estimate that those payments may be approximately $16,400 from April 1, 2015 through December 31, 2015, $4,200 in 2016 and $14,800 in 2020. All of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $59,000 as of December 31, 2015 and $0 as of January 31, 2020. See Note 10– Debt, for a further discussion of the PEAKS Senior Debt. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on PEAKS Trust Student Loans that remain in repayment and collect recoveries on PEAKS Trust Student Loans that have been charged off. The only obligation of the PEAKS Trust, at that time, will be the payment of the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $47,000 of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based.

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

Under the CUSO RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the CUSO Program that have been charged off. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. We have claimed as an offset against amounts owed to us under the Revolving Note amounts that would have the effect of discharging our obligations with respect to certain charged off loans under the CUSO RSA. In addition, in the three months ended March 31, 2015 and the year ended December 31, 2014, we made Discharge Payments to the CUSO. Making Discharge Payments results in us paying amounts to the CUSO in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligation in future periods under the CUSO RSA. See Note 7– Variable Interest Entities, for a further discussion of Discharge Payments.

We concluded that we were required to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 7– Variable Interest Entities, for a further discussion of the CUSO Consolidation. As a result, the assets and liabilities of the CUSO have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014. While we no longer record a contingent liability for the CUSO RSA on our Condensed Consolidated Balance Sheet beginning on September 30, 2014, our obligations under the CUSO RSA remain in effect.

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

•	The PEAKS Consolidation and other factors, among other things:

•	have resulted in violations by us of covenants under the Amended Credit Agreement, for which we have obtained waivers and amendments relating to those violations;

•	have negatively impacted our compliance with:

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score; and

•	our compliance with the financial requirements of certain state education and professional licensing authorities (“SAs”); and

•	have negatively impacted the financial metrics to which we are subject under the PEAKS Program and the CUSO RSA.

See Note 10 – Debt and Note 13 – Commitments and Contingencies, for additional information.

•	The CUSO Consolidation, which could negatively impact our compliance with:

•	covenants under the Financing Agreement;

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score;

•	the financial requirements of certain SAs; and

•	the financial metrics to which we are subject under the PEAKS Program and the CUSO RSA.

See Note 7 – Variable Interest Entities, for additional information.

•	Our institutions’ failure to submit their 2013 audited consolidated financial statements and 2013 Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to submit a letter of credit, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We caused the ED Letter of Credit to be issued on October 31, 2014. The term of the ED Letter of Credit ends on November 4, 2019. We have implemented procedures to address HCM, which requirements are not expected to significantly impact the timing of our receipt of Title IV Program funds. See Note 10– Debt, for additional information.

•	As required, we provided cash collateral in the amount of approximately $89,300 for the letters of credit outstanding for our account. The funds held as cash collateral are not available for use by us, and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon. The funds held as cash collateral will remain subject to such restriction and potential use until the cancellation, termination, expiration or reduction of the face amount of the outstanding letters of credit. The remaining amount of cash collateral at any time may not be less than 103% of the amount available to be drawn under the letters of credit then remaining outstanding, except the ED Letter of Credit, for which the cash collateral must not be less than 109% of the amount available to be drawn. See Note 10 – Debt, for additional information.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements, tax matters and employee-related matters, among others. See Note 13 - Commitments and Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

•	Although we have consolidated both the PEAKS Trust and the CUSO, and we no longer record a contingent liability related to those programs on our Consolidated Balance Sheets, our significant guarantee obligations under the PEAKS Guarantee and the CUSO RSA remain in effect. In 2014, we made payments of approximately $159,300 under the PEAKS Guarantee, $1,832 of Payments on Behalf of Borrowers and approximately $9,139, net of $466 of recoveries owed to us that we offset against amounts that we owed to the CUSO, related to the CUSO RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $30,000 in 2015 and approximately $4,200 in 2016. In addition, based upon various assumptions, including the historical and projected performance and collections of the private education loans under the CUSO Program, we believe that we will make payments under the CUSO RSA, net of recoveries, of approximately $11,600 in 2015 and $20,900 in 2016. See Note 10 – Debt and Note 13 – Commitments and Contingencies for a further discussion of the RSAs, estimated payment amounts and contingent liabilities.

•	On December 4, 2014, we borrowed $100,000 aggregate principal amount of senior secured Term Loans. The proceeds of the Term Loans, along with other funds, were used to provide the cash collateral for outstanding letters of credit, to repay all outstanding borrowings under the Amended Credit Agreement and to pay fees in connection with the Financing Agreement. As a result, no portion of the proceeds of the Term Loans is available for working capital or other uses. Further, the funds held as cash collateral are not available for use by us to fund our operations.

•	We had negative working capital as of March 31, 2015, December 31, 2014 and March 31, 2014, primarily due to the impact of the Consolidated VIEs.

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

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our CUSO RSA and PEAKS Guarantee payments, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the CUSO RSA and PEAKS Guarantee or repay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. Our projections, however, are estimates, which are based on numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties. See Note 14 – Risks and Uncertainties of the Notes to Condensed Consolidated Financial Statements, and Part I, Item 1, “Risk Factors” in the 2014 Form 10-K, for a further discussion of those risks and uncertainties.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of educational services	45.0%	50.5%
Student services and administrative expenses	39.2%	41.7%
Legal and professional fees related to certain lawsuits, investigations and accounting matters	3.2%	2.3%
Provision for private education loan losses	0.5%	0%

Operating income	12.0%	5.5%
Interest (expense), net	(4.5%)	(5.0%)

Income before provision for income taxes	7.5%	0.5%

The following table sets forth our total student enrollment in education programs as of the dates indicated:

	2015		2014
Total Student Enrollment in Education Programs as of:	Total Student Enrollment in Education Programs	(Decrease) To Prior Year	Total Student Enrollment in Education Programs	(Decrease) To Prior Year
March 31	51,201	(10.4%)	57,125	(6.4%)
June 30	Not applicable	Not applicable	55,485	(5.3%)
September 30	Not applicable	Not applicable	57,101	(6.4%)
December 31	Not applicable	Not applicable	53,646	(6.8%)

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

The provision for private education loan losses of $1.2 million in the three months ended March 31, 2015 represented the increase in the allowance for loan losses on the Private Education Loans that occurred from January 1, 2015 through March 31, 2015. We did not record a provision for private education loan losses in the three months ended March 31, 2014. See Note 8 – Private Education Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses.

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

Interest income was less than $0.1 million in the three months ended March 31, 2015 and March 31, 2014. Interest expense decreased $1.4 million, or 12.1%, to $10.4 million in the three months ended March 31, 2015 compared to $11.8 million in the three months ended March 31, 2014, primarily due to:

•	interest expense of approximately $3.3 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt in the three months ended March 31, 2015, compared to $11.0 million the three months ended March 31, 2014;

•	interest expense of approximately $3.6 million related to the CUSO Secured Borrowing Obligation in the three months ended March 31, 2015, compared to none in the three months ended March 31, 2014; and

•	increases in the amount of outstanding borrowings and the effective interest rate on those borrowings in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

See Note 10 – Debt of the Notes to Condensed Consolidated Financial Statements, for further information about interest expense and effective interest rates under the Financing Agreement and Amended Credit Agreement.

Our combined federal and state effective income tax rate was 39.5% in the three months ended March 31, 2015 compared to 38.3% in the three months ended March 31, 2014. The effective income tax rate was lower in the three months ended March 31, 2014, primarily due to the recognition of state income tax benefit related to the lapse of statute of limitation, which was partially offset by a higher effective state income tax rate compared to the three months ended March 31, 2015.

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

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of March 31, 2015, December 31, 2014 and March 31, 2014, the total amount of this collateral was approximately $8.6 million, and was included in the line item Collateral deposits on our Consolidated Balance Sheets. The funds held as cash collateral related to the CUSO RSA are not available for use by us, and could be withdrawn by the CUSO, in which case we would be required to deposit that amount of cash in the account to maintain the required level of collateral. The CUSO has notified us that it had taken control of the restricted account containing the cash collateral, as described further in Note 13 – Commitments and Contingences of the Notes to Consolidated Financial Statements.

In the three months ended December 31, 2014, we also utilized a portion of the proceeds of the Term Loans and other funds to repay $50.0 million of outstanding loans under the Amended Credit Agreement. See Note 10 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of the Term Loans and our use of those proceeds.

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

Contractual Obligations and Other Commitments

The following table sets forth the specified contractual obligations and other commitments as of March 31, 2015:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$149,985	$41,425	$63,476	$37,434	$7,650
Term Loans(a)	118,356	21,656	96,700	0	0
PEAKS Senior Debt(b)	95,590	31,694	26,087	37,809	0
CUSO Secured Borrowing Obligation(c)	187,572	20,963	45,897	47,849	72,863

Total	$551,503	$115,738	$232,160	$123,092	$80,513

Other Commitments
Letters of credit fees(d)	20,641	3,022	8,453	9,166	0

(a)	The Term Loans are our borrowings under the Financing Agreement. The amounts shown consist of the required quarterly principal payment amounts and quarterly administrative fees, as well as the required monthly interest payment amounts. It does not include any amounts that we may have to pay pursuant to the mandatory prepayment provision based on excess cash flow, as described in the Financing Agreement, because of the uncertainty of the amount of any excess cash flow. Interest payment amounts have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of March 31, 2015. See Note 10 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of the Financing Agreement.
(b)

Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Consolidated Balance Sheet as of March 31, 2015. There is no separate liability recorded on our Consolidated Balance Sheet as of March 31, 2015 for the PEAKS Guarantee, because this liability was eliminated upon the PEAKS Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed in Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of March 31, 2015. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 7– Variable Interest Entities, Note 10 – Debt and Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
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

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements