Form 10-Q/A
period 2015-06-30
ITT EDUCATIONAL SERVICES INC
filed 2016-03-14
CIK 922475

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

ITT Educational Services, Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 (“Amended Filing”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, originally filed with the United States Securities and Exchange Commission (“SEC”) on July 31, 2015 (the “Original Filing”), to amend and restate its unaudited condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2015.

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

Within this Amended Filing, we are restating our previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 to reflect this adjustment to the interest rate used in the application of the interest method to the discount on the PEAKS Senior Debt in that period.

The effects of the restatement on our unaudited condensed consolidated financial statements are a reduction in the amount of the debt discount and an increase in the carrying value of the PEAKS Senior Debt. The change in accretion in the three and six months ended June 30, 2015 was not materially different from the amount previously recorded. The restatement does not increase the total amount of non-cash interest expense that will be reported from the accretion of the debt discount on the PEAKS Senior Debt, but instead changes the timing of the recognition of that interest expense through the maturity date. The restatement also has no effect on our cash and cash equivalents or liquidity; cash flows from operating activities, financing activities or investing activities; or projections of our future cash payment obligations under our private education loan program guarantees.

In this Amended Filing, we are restating:

•	our Condensed Consolidated Balance Sheet as of June 30, 2015 (unaudited);

•	our Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2015 (unaudited); and

•	the Notes to those condensed consolidated financial statements.

See Note 2 – Restatement of Previously Issued Financial Statements of the Notes to Condensed Consolidated Financial Statements for additional information. Our previously restated condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 included in this Amended Filing also reflect the correction of this error. A reconciliation of those previously reported amounts to the restated amounts is set forth in our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2014 filed with the SEC on the date hereof.

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

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(unaudited)

	As of
	June 30, 2015 (as restated, see Note 2)	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$124,632	$135,937	$224,956
Restricted cash	6,936	6,040	2,768
Accounts receivable, net	45,204	46,383	68,937
Private education loans, net	9,379	10,584	7,420
Deferred income taxes	24,795	34,547	67,415
Prepaid expenses and other current assets	57,294	57,923	36,056

Total current assets	268,240	291,414	407,552
Property and equipment, net	150,095	157,072	158,947
Private education loans, excluding current portion, net	69,724	80,292	65,997
Deferred income taxes	67,125	71,719	80,486
Collateral deposits	97,873	97,932	8,627
Other assets	61,921	54,409	56,878

Total assets	$714,978	$752,838	$778,487

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$14,546	$9,635	$50,000
Current portion of PEAKS Trust senior debt	23,068	37,545	132,429
Current portion of CUSO secured borrowing obligation	19,750	20,813	0
Accounts payable	76,476	67,848	75,918
Accrued compensation and benefits	16,535	12,264	23,320
Other current liabilities	27,391	27,153	46,049
Deferred revenue	119,568	147,475	131,378

Total current liabilities	297,334	322,733	459,094
Long-term debt, excluding current portion	77,579	86,714	0
PEAKS Trust senior debt, excluding current portion	40,515	48,166	64,301
CUSO secured borrowing obligation, excluding current portion	91,339	100,194	0
Other liabilities	59,049	52,959	138,361

Total liabilities	565,816	610,766	661,756

Commitments and contingent liabilities (see Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	186,501	198,883	198,806
Retained earnings	974,900	963,737	941,024
Accumulated other comprehensive income	725	1,201	2,670
Treasury stock, 13,490,795, 13,619,010 and 13,665,129 shares, at cost	(1,013,335)	(1,022,120)	(1,026,140)

Total shareholders’ equity	149,162	142,072	116,731

Total liabilities and shareholders’ equity	$714,978	$752,838	$778,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$214,231	$238,096	$444,206	$476,019
Costs and expenses:
Cost of educational services	101,865	116,276	205,418	236,391
Student services and administrative expenses	91,408	97,547	181,660	196,785
Legal and professional fees related to certain lawsuits, investigations and accounting matters	6,005	8,380	13,291	13,927
Provision for private education loan losses	3,313	9,071	4,557	9,071

Total costs and expenses	202,591	231,274	404,926	456,174

Operating income	11,640	6,822	39,280	19,845
Interest income	22	15	35	34
Interest (expense)	(9,991)	(7,211)	(20,379)	(19,023)

Income (loss) before provision for income taxes	1,671	(374)	18,936	856
Provision (benefit) for income taxes	955	(222)	7,773	249

Net income (loss)	$716	$(152)	$11,163	$607

Earnings (loss) per share:
Basic	$0.03	$(0.01)	$0.47	$0.03
Diluted	$0.03	$(0.01)	$0.47	$0.03

Weighted average shares outstanding:
Basic	23,621	23,459	23,591	23,453
Diluted	24,086	23,459	23,953	23,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$716	$(152)	$11,163	$607
Other comprehensive (loss), net of tax:
Net actuarial pension loss amortization, net of income tax of $0, $0, $0 and $0	0	0	1	0
Prior service cost (credit) amortization, net of income tax of $151, $150, $301 and $301	(238)	(238)	(477)	(476)

Other comprehensive (loss), net of tax	(238)	(238)	(476)	(476)

Comprehensive income (loss)	$478	$(390)	$10,687	$131

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net income (loss)	$716	$(152)	$11,163	$607
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	6,061	6,508	12,042	12,970
Provision for doubtful accounts	8,692	13,767	20,875	30,382
Deferred income taxes	2,554	(1,961)	12,423	(4,278)
Stock-based compensation expense	1,364	2,311	3,260	4,862
Accretion of discount on private education loans	(2,948)	(3,239)	(6,029)	(6,372)
Accretion of discount on long-term debt	385	0	776	0
Accretion of discount on PEAKS Trust senior debt	1,365	2,389	3,020	8,841
Accretion of discount on CUSO secured borrowing obligation	214	0	433	0
Provision for private education loan losses	3,313	9,071	4,557	9,071
Other	(148)	(248)	(415)	(428)
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(608)	1,525	(896)	2,868
Accounts receivable	(7,696)	(5,320)	(19,696)	982
Private education loans	6,601	4,083	13,245	8,093
Accounts payable	848	8,582	6,390	17,897
Other operating assets and liabilities	(1,931)	(5,582)	(1,214)	(9,614)
Deferred revenue	(20,288)	(10,171)	(27,907)	(17,400)

Net cash flows from operating activities	(1,506)	21,563	32,027	58,481

Cash flows from investing activities:
Capital expenditures, net	(1,640)	(1,147)	(2,509)	(2,657)
Acquisition of company	0	(584)	0	(5,033)
Collateralization of letters of credit	60	0	60	0
Proceeds from repayment of notes	0	97	0	193
Purchases of investments	(1)	(1)	(1)	(1)

Net cash flows from investing activities	(1,581)	(1,635)	(2,450)	(7,498)

Cash flows from financing activities:
Repayment of long-term debt	(2,500)	0	(5,000)	0
Repayment of PEAKS Trust senior debt	(9,380)	0	(25,026)	(41,070)
Repayment of CUSO secured borrowing obligation	(6,314)	0	(10,351)	0
Common shares tendered for taxes	(38)	(7)	(505)	(728)

Net cash flows from financing activities	(18,232)	(7)	(40,882)	(41,798)

Net change in cash and cash equivalents	(21,319)	19,921	(11,305)	9,185
Cash and cash equivalents at beginning of period	145,951	205,035	135,937	215,771

Cash and cash equivalents at end of period	$124,632	$224,956	$124,632	$224,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2013	37,069	$371	$200,040	$940,449	$3,146	(13,699)	$(1,028,360)	$115,646
For the six months ended June 30, 2014:

Net income				607				607
Other comprehensive (loss), net of income tax					(476)			(476)
Equity award vesting			(2,878)			52	2,878	0
Tax benefit from equity awards			(3,218)					(3,218)
Stock-based compensation			4,862					4,862
Shares tendered for taxes						(19)	(728)	(728)
Issuance of shares for Director’s compensation				(32)		1	70	38

Balance as of June 30, 2014	37,069	371	198,806	941,024	2,670	(13,665)	(1,026,140)	116,731
For the six months ended December 31, 2014:
Net income				22,713				22,713
Other comprehensive (loss), net of income tax					(1,469)			(1,469)
Equity award vesting			(4,206)			69	4,206	0
Tax benefit from equity awards			(1,191)					(1,191)
Stock-based compensation			5,474					5,474
Shares tendered for taxes						(23)	(186)	(186)

Balance as of December 31, 2014	37,069	371	198,883	963,737	1,201	(13,619)	(1,022,120)	142,072
For the six months ended June 30, 2015:
Net income				11,163				11,163
Other comprehensive (loss), net of income tax					(476)			(476)
Equity award vesting			(9,290)			198	9,290	0
Tax benefit from equity awards			(6,352)					(6,352)
Stock-based compensation			3,260					3,260
Shares tendered for taxes						(70)	(505)	(505)

Balance as of June 30, 2015 (as restated, see Note 2)	37,069	$371	$186,501	$974,900	$725	(13,491)	$(1,013,335)	$149,162

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

Our restated condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 included in this Amended Filing reflect the correction of this error. A reconciliation of previously reported amounts to the restated amounts is set forth in the tables below.

The following table sets forth the effect of the restatement on the affected line items on our Condensed Consolidated Balance Sheet as of June 30, 2015:

	As of June 30, 2015
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Balance Sheet Data:
Deferred income taxes	$63,447	$3,678	$67,125
Total assets	711,300	3,678	714,978
Other current liabilities	27,288	103	27,391
Total current liabilities	297,231	103	297,334
PEAKS Trust senior debt, excluding current portion	31,007	9,508	40,515
Total liabilities	556,205	9,611	565,816
Retained earnings	980,833	(5,933)	974,900
Total shareholders’ equity	155,095	(5,933)	149,162
Total liabilities and shareholders’ equity	711,300	3,678	714,978

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Shareholders’ Equity Data – Retained Earnings:
Net income	$11,163	$0	$11,163
Balance as of June 30, 2015	980,833	(5,933)	974,900

The change in accretion in the three and six months ended June 30, 2015 was not materially different from the amount previously recorded.

3.	New Accounting Guidance

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

As of June 30, 2015, the carrying value of our debt under our Financing Agreement (as defined in Note 10—Debt) was $92,125 and the estimated fair value was approximately $93,000. As of December 31, 2014, each of the carrying value and the estimated fair value of our debt under our Financing Agreement was approximately $96,300. The fair value of our debt under our Financing Agreement was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were unobservable in determining the estimated fair value of the debt under the Financing Agreement. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of June 30, 2015, the carrying value of the senior debt issued by the PEAKS Trust in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”) was $63,583 and the estimated fair value was approximately $62,313. As of December 31, 2014, the carrying value of the PEAKS Senior Debt was $85,711 and the estimated fair value was approximately $85,248. As of June 30, 2014, the carrying value of the PEAKS Senior Debt was $196,730 and the estimated fair value was approximately $205,400. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

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

	As of June 30, 2015	As of December 31, 2014	As of June 30, 2014
Assets
Restricted cash	$1,629	$1,556	$1,423
Current portion of PEAKS Trust student loans	6,250	7,169	7,420
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $36,921, $42,353 and $38,420	50,937	59,902	65,997

Total assets	$58,816	$68,627	$74,840

Liabilities
Current portion of PEAKS Trust senior debt	$23,068	$37,545	$132,429
Other current liabilities	158	199	395
PEAKS Trust senior debt, excluding current portion	40,515	48,166	64,301

Total liabilities	$63,741	$85,910	$197,125

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

Revenue and Expenses of the PEAKS Trust. The following table sets forth the revenue and expenses of the PEAKS Trust, which were included in our Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$2,246	$3,239	$4,659	$6,372
Student services and administrative expenses	489	1,221	1,030	2,637
Provision for private education loan losses	4,615	9,071	5,418	9,071
Interest expense	2,826	6,456	6,085	17,473

(Loss) before provision for income taxes	$(5,684)	$(13,509)	$(7,874)	$(22,809)

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

As of June 30, 2015, the outstanding principal balance of the PEAKS Senior Debt was $71,892 and the carrying value was $63,583. We recorded $23,068 as a current liability as of June 30, 2015, which represented our estimate of the amount of the carrying value that we expect to be due in the 12 months immediately following June 30, 2015.

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

The following table sets forth the total amount of interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense	$2,826	$6,456	$6,085	$17,473
Discount accretion	$1,365	$2,389	$3,020	$8,841

The effective interest rate on the PEAKS Senior Debt was approximately:

•	16.6% per annum in the three months ended June 30, 2015;

•	13.0% per annum in the three months ended June 30, 2014; and

•	16.4% per annum in the six months ended June 30, 2015 and June 30, 2014.

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

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,621	23,459	23,591	23,453
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	465	Not Applicable	362	198

Outstanding shares for diluted earnings per share calculation	24,086	23,459	23,953	23,651

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

Period	Estimated Regular Payments		Estimated Discharge Payments	Estimated Recoveries		Estimated Total Payments, Net
	(In Thousands)
July 1 through December 31, 2015	$0	(1)	$0	$0	(2)	$0	(1)
Year ended December 31, 2016	24,017	(3)	0	(2,354	)(4)	21,663	(3)(4)
Year ended December 31, 2017	17,615		0	(1,534)		16,081
Years ended December 31, 2018 and later	0		70,908	(1,571)		69,337

Total	$41,632		$70,908	$(5,459)		$107,081	(5)

(1)	This amount assumes that, pursuant to the Sixth Amendment to CUSO RSA, we elect to defer to 2016 all additional CUSO RSA payments that otherwise would have become due in 2015 after June 8, 2015, which we estimate will be approximately $8.9 million.
(2)	This amount excludes recoveries from charged-off loans that we have estimated will be received by the CUSO between June 8, 2015 and December 31, 2015 and owed to us, which we expect to offset against amounts paid by us under the CUSO RSA in 2016.
(3)	This amount assumes that, pursuant to the Sixth Amendment to CUSO RSA, we elect to defer to 2016 all additional CUSO RSA payments that otherwise would have become due in 2015 after June 8, 2015, which we estimate will be approximately $8.9 million.
(4)	This amount reflects (a) recoveries from charged-off loans estimated to be received by the CUSO between June 8, 2015 and December 31, 2015 and owed to us, which we expect to offset against amounts paid by us under the CUSO RSA in 2016, and (b) recoveries from charged-off loans that we estimate will be received by the CUSO, owed to us and offset against amounts paid by us in 2016.
(5)	The estimated amount of future payments under the CUSO RSA assumes that the Offset that we made in 2013 of certain payment obligations under the CUSO RSA against the CUSO’s obligations owed to us under the Revolving Note will not be determined to have been improper. See Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for a further discussion of that Offset. In the event that Offset is determined to be improper, we may be required to pay the CUSO approximately $9.5 million, net of approximately $1.0 million of recoveries from charged-off loans, which would be in addition to the estimated payment amounts set forth in this table.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	47.5%	48.8%	46.2%	49.7%
Student services and administrative expenses	42.7%	41.0%	40.9%	41.3%
Legal and professional fees related to certain lawsuits, investigations and accounting matters	2.8%	3.5%	3.0%	2.9%
Provision for private education loan losses	1.5%	3.8%	1.0%	1.9%

Operating income	5.4%	2.9%	8.8%	4.2%
Interest (expense), net	(4.7%)	(3.0%)	(4.6%)	(4.0%)

Income before provision for income taxes	0.8%	(0.2%)	4.3%	0.2%

The following table sets forth our total student enrollment in education programs as of the dates indicated:

	2015		2014
Total Student Enrollment in Education Programs as of:	Total Student Enrollment in Education Programs	(Decrease) To Prior Year	Total Student Enrollment in Education Programs	(Decrease) To Prior Year
March 31	51,201	(10.4%)	57,125	(6.4%)
June 30	47,874	(13.7%)	55,485	(5.3%)
September 30	Not applicable	Not applicable	57,101	(6.4%)
December 31	Not applicable	Not applicable	53,646	(6.8%)

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

Interest income was less than $0.1 million in the three months ended June 30, 2015 and June 30, 2014. Interest expense increased $2.8 million, or 38.6%, to $10.0 million in the three months ended June 30, 2015 compared to $7.2 million in the three months ended June 30, 2014, primarily due to:

•	interest expense of approximately $3.6 million related to the CUSO Secured Borrowing Obligation in the three months ended June 30, 2015, compared to none in the three months ended June 30, 2014; and

•	increases in the amount of outstanding borrowings and the effective interest rate on those borrowings in the three months ended June 30, 2015 compared to the three months ended June 30, 2014,

which was partially offset by a decrease in interest expense on the PEAKS Senior Debt of approximately $3.6 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

See Note 10 – Debt of the Notes to Condensed Consolidated Financial Statements, for further information about interest expense and effective interest rates under the Financing Agreement and Amended Credit Agreement.

Our combined federal and state effective income tax rate was 57.2% in the three months ended June 30, 2015 compared to 59.4% in the three months ended June 30, 2014. Our effective income tax rate was lower in the three months ended June 30, 2015 primarily due to lower expenses that were not deductible for tax purposes, as well as higher income before taxes compared to the three months ended June 30, 2014.

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

Interest income was less than $0.1 million in the six months ended June 30, 2015 and June 30, 2014. Interest expense increased $1.4 million, or 7.1%, to $20.4 million in the six months ended June 30, 2015 compared to $19.0 million in the six months ended June 30, 2014, primarily due to:

•	interest expense of approximately $7.2 million related to the CUSO Secured Borrowing Obligation in the six months ended June 30, 2015, compared to none in the six months ended June 30, 2014; and

•	an increase in the amount of our outstanding borrowings and the effective interest rate on those borrowings in the six months ended June 30, 2015 compared to the six months ended June 30, 2014,

which was partially offset by a decrease in interest expense on the PEAKS Senior Debt of approximately $11.0 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

See Note 10 – Debt of the Notes to Condensed Consolidated Financial Statements, for further information about interest expense and effective interest rates under the Financing Agreement and Amended Credit Agreement.

Our combined federal and state effective income tax rate was 41.0% in the six months ended June 30, 2015 compared to 29.1% in the six months ended June 30, 2014. Our effective income tax rate was lower in the six months ended June 30, 2014, primarily due to a favorable settlement of a state income tax matter.

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

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of June 30, 2015, December 31, 2014 and June 30, 2014, the total amount of this collateral was approximately $8.6 million, and was included in the line item Collateral deposits on our Condensed Consolidated Balance Sheets. The funds held as cash collateral related to the CUSO RSA are not available for use by us, and could be withdrawn by the CUSO, in which case we would be required to deposit that amount of cash in the account to maintain the required level of collateral. The CUSO has notified us that it had taken control of the restricted account containing the cash collateral, as described further in Note 13 – Commitments and Contingences of the Notes to Condensed Consolidated Financial Statements.

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
Rocco F. Tarasi, III
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011)

10.1	Second Amendment to the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (incorporated herein by reference from the same exhibit number to ITT/ESI’s Quarterly Report on Form 10-Q filed on June 12, 2015)

10.2	Sixth Amendment to Risk Sharing Agreement, dated as of June 8, 2015, by and between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC (incorporated herein by reference from the same exhibit number to ITT/ESI’s Quarterly Report on Form 10-Q filed on June 12, 2015)

10.3	Updated Summary of Director Compensation (incorporated herein by reference from the same exhibit number to ITT/ESI’s Quarterly Report on Form 10-Q filed on July 31, 2015)

10.4	Limited Consent to Financing Agreement, dated as of May 26, 2015, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference from Exhibit 10.46 to ITT/ESI’s Annual Report on Form 10-K filed on May 29, 2015)

10.5	Amendment to Letter Agreement, dated as of April 28, 2015, by and between ITT Educational Services, Inc. and Kevin M. Modany (incorporated herein by reference from Exhibit 10.3 to ITT/ESI’s Current Report on Form 8-K filed on April 29, 2015)

10.6	Second Amendment to Letter Agreement, dated as of May 26, 2015, by and between ITT Educational Services, Inc. and Kevin M. Modany (incorporated herein by reference from Exhibit 10.69 to ITT/ESI’s Annual Report on Form 10-K filed on May 29, 2015)

10.7	Letter Agreement, dated as of April 29, 2015, by and between ITT Educational Services, Inc. and Daniel M. Fitzpatrick (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on April 29, 2015)

10.8	Amendment to Equity Award Agreements, dated as of April 29, 2015, by and between ITT Educational Services, Inc. and Daniel M. Fitzpatrick (incorporated herein by reference from Exhibit 10.2 to ITT/ESI’s Current Report on Form 8-K filed on April 29, 2015)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements