Form 10-Q/A
period 2015-09-30
ITT EDUCATIONAL SERVICES INC
filed 2016-03-14
CIK 922475

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

ITT Educational Services, Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 (“Amended Filing”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, originally filed with the United States Securities and Exchange Commission (“SEC”) on November 6, 2015 (the “Original Filing”), to amend and restate its unaudited condensed consolidated financial statements and related disclosures for the three and nine months ended September 30, 2015.

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

Within this Amended Filing, we are restating our previously issued condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 to reflect this adjustment to the interest rate used in the application of the interest method to the discount on the PEAKS Senior Debt in that period.

The effects of the restatement on our unaudited condensed consolidated financial statements are a reduction in the amount of the debt discount and an increase in the carrying value of the PEAKS Senior Debt. The change in accretion in the three and nine months ended September 30, 2015 was not materially different from the amount previously recorded. The restatement does not increase the total amount of non-cash interest expense that will be reported from the accretion of the debt discount on the PEAKS Senior Debt, but instead changes the timing of the recognition of that interest expense through the maturity date. The restatement also has no effect on our cash and cash equivalents or liquidity; cash flows from operating activities, financing activities or investing activities; or projections of our future cash payment obligations under our private education loan program guarantees.

In this Amended Filing, we are restating:

•	our Condensed Consolidated Balance Sheet as of September 30, 2015 (unaudited);

•	our Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2015 (unaudited); and

•	the Notes to those condensed consolidated financial statements.

See Note 2 – Restatement of Previously Issued Financial Statements of the Notes to Condensed Consolidated Financial Statements for additional information. Our previously restated condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 included in this Amended Filing also reflect the correction of this error. A reconciliation of those previously reported amounts to the restated amounts is set forth in our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended September 30, 2014 filed with the SEC on the date hereof.

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

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(unaudited)

	As of
	September 30, 2015 (as restated, see Note 2)	December 31, 2014	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$131,461	$135,937	$204,227
Restricted cash	5,675	6,040	5,974
Accounts receivable, net	42,848	46,383	68,587
Private education loans, net	8,984	10,584	10,339
Deferred income taxes	25,764	34,547	51,053
Prepaid expenses and other current assets	77,571	57,923	48,478

Total current assets	292,303	291,414	388,658
Property and equipment, net	148,606	157,072	155,459
Private education loans, excluding current portion, net	65,938	80,292	84,272
Deferred income taxes	70,436	71,719	73,292
Collateral deposits	97,874	97,932	8,737
Other assets	56,992	54,409	60,695

Total assets	$732,149	$752,838	$771,113

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$89,011	$9,635	$50,000
Current portion of PEAKS Trust senior debt	20,534	37,545	96,516
Current portion of CUSO secured borrowing obligation	20,121	20,813	20,662
Accounts payable	65,829	67,848	80,479
Accrued compensation and benefits	18,704	12,264	18,157
Other current liabilities	58,436	27,153	27,732
Deferred revenue	121,310	147,475	144,017

Total current liabilities	393,945	322,733	437,563
Long-term debt, excluding current portion	0	86,714	0
PEAKS Trust senior debt, excluding current portion	36,930	48,166	53,320
CUSO secured borrowing obligation, excluding current portion	91,450	100,194	101,880
Other liabilities	58,193	52,959	52,422

Total liabilities	580,518	610,766	645,185

Commitments and contingent liabilities (see Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	179,922	198,883	196,105
Retained earnings	976,776	963,737	949,146
Accumulated other comprehensive income	487	1,201	2,432
Treasury stock, 13,394,898, 13,619,010 and 13,619,729 shares, at cost	(1,005,925)	(1,022,120)	(1,022,126)

Total shareholders’ equity	151,631	142,072	125,928

Total liabilities and shareholders’ equity	$732,149	$752,838	$771,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$203,178	$242,561	$647,384	$718,580
Costs and expenses:
Cost of educational services	93,274	117,539	298,692	353,930
Student services and administrative expenses	84,622	100,440	266,282	297,225
Goodwill impairment	5,203	0	5,203	0
Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters	6,813	11,269	20,104	25,196
Loss related to loan program guarantees	0	2,019	0	2,019
Provision for private education loan losses	754	4,511	5,311	13,582

Total costs and expenses	190,666	235,778	595,592	691,952

Operating income	12,512	6,783	51,792	26,628
Gain on consolidation of variable interest entity	0	16,631	0	16,631
Interest income	22	17	57	51
Interest (expense)	(9,709)	(9,292)	(30,088)	(28,315)

Income before provision for income taxes	2,825	14,139	21,761	14,995
Provision for income taxes	1,137	6,017	8,910	6,266

Net income	$1,688	$8,122	$12,851	$8,729

Earnings per share:
Basic	$0.07	$0.35	$0.54	$0.37
Diluted	$0.07	$0.34	$0.54	$0.37

Weighted average shares outstanding:
Basic	23,692	23,483	23,625	23,463
Diluted	23,937	23,703	23,947	23,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,688	$8,122	$12,851	$8,729
Other comprehensive (loss), net of tax:
Net actuarial pension loss amortization, net of income tax of $0, $0, $0 and $0	0	0	1	0
Prior service cost (credit) amortization, net of income tax of $150, $151, $451 and $452	(238)	(238)	(715)	(714)

Other comprehensive (loss), net of tax	(238)	(238)	(714)	(714)

Comprehensive income	$1,450	$7,884	$12,137	$8,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net income	$1,688	$8,122	$12,851	$8,729
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,816	5,537	16,858	18,507
Provision for doubtful accounts	6,879	16,830	27,754	47,212
Deferred income taxes	(4,170)	23,707	8,253	19,429
Stock-based compensation expense	1,266	2,667	4,526	7,529
Goodwill impairment	5,203	0	5,203	0
Accretion of discount on private education loans	(2,818)	(2,727)	(8,847)	(9,099)
Accretion of discount on long-term debt	386	0	1,162	0
Accretion of discount on PEAKS Trust senior debt	1,455	5,249	4,475	14,090
Accretion of discount on CUSO secured borrowing obligation	201	0	634	0
Provision for private education loan losses	754	4,511	5,311	13,582
(Gain) on consolidation of variable interest entity	0	(16,631)	0	(16,631)
Other	(265)	(250)	(680)	(678)
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	1,261	(468)	365	2,400
Accounts receivable	(4,523)	(16,480)	(24,219)	(15,498)
Private education loans	6,245	4,221	19,490	12,314
Accounts payable	(10,446)	4,561	(4,056)	22,458
Other operating assets and liabilities	11,618	(18,513)	10,404	(28,127)
Deferred revenue	1,742	12,786	(26,165)	(4,614)

Net cash flows from operating activities	21,292	33,122	53,319	91,603

Cash flows from investing activities:
Capital expenditures, net	(3,310)	(1,798)	(5,819)	(4,455)
Acquisition of company	0	(153)	0	(5,186)
Collateralization of letters of credit	0	(109)	60	(109)
Proceeds from repayment of notes	0	100	0	293
Purchases of investments	(1)	(1)	(2)	(2)

Net cash flows from investing activities	(3,311)	(1,961)	(5,761)	(9,459)

Cash flows from financing activities:
Repayment of long-term debt	(3,500)	0	(8,500)	0
Repayment of PEAKS Trust senior debt	(7,525)	(51,706)	(32,551)	(92,776)
Repayment of CUSO secured borrowing obligation	0	0	(10,351)	0
Common shares tendered for taxes	(127)	(184)	(632)	(912)

Net cash flows from financing activities	(11,152)	(51,890)	(52,034)	(93,688)

Net change in cash and cash equivalents	6,829	(20,729)	(4,476)	(11,544)
Cash and cash equivalents at beginning of period	124,632	224,956	135,937	215,771

Cash and cash equivalents at end of period	$131,461	$204,227	$131,461	$204,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Stock in Treasury
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2013	37,069	$371	$200,040	$940,449	$3,146	(13,699)	$(1,028,360)	$115,646
For the nine months ended September 30, 2014:
Net income				8,729				8,729
Other comprehensive (loss), net of income tax					(714)			(714)
Equity award vesting			(7,076)			120	7,076	0
Tax benefit from equity awards			(4,388)					(4,388)
Stock-based compensation			7,529					7,529
Shares tendered for taxes						(42)	(912)	(912)
Issuance of shares for Director’s compensation				(32)		1	70	38

Balance as of September 30, 2014	37,069	371	196,105	949,146	2,432	(13,620)	(1,022,126)	125,928
For the three months ended December 31, 2014:
Net income				14,591				14,591
Other comprehensive (loss), net of income tax					(1,231)			(1,231)
Equity award vesting			(8)			1	8	0
Tax benefit from equity awards			(21)					(21)
Stock-based compensation			2,807					2,807
Shares tendered for taxes							(2)	(2)

Balance as of December 31, 2014	37,069	371	198,883	963,737	1,201	(13,619)	(1,022,120)	142,072
For the nine months ended September 30, 2015:
Net income				12,851				12,851
Other comprehensive (loss), net of income tax					(714)			(714)
Equity award vesting			(16,809)			334	16,809	0
Tax benefit from equity awards			(6,638)					(6,638)
Stock-based compensation			4,526					4,526
Shares tendered for taxes			(40)			(112)	(632)	(672)
Issuance of shares for Director’s compensation				188		2	18	206

Balance as of September 30, 2015 (as restated, see Note 2)	37,069	$371	$179,922	$976,776	$487	(13,395)	$(1,005,925)	$151,631

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

2.	Restatement of Previously Issued Unaudited and Audited Financial Statements

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

Our restated condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 included in this Amended Filing reflect the correction of this error. A reconciliation of previously reported amounts to the restated amounts is set forth in the tables below.

The following table sets forth the effect of the restatement on the affected line items on our Condensed Consolidated Balance Sheet as of September 30, 2015:

	As of September 30, 2015
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Balance Sheet Data:
Deferred income taxes	$66,758	$3,678	$70,436
Total assets	728,471	3,678	732,149
Other current liabilities	58,333	103	58,436
Total current liabilities	393,842	103	393,945
PEAKS Trust senior debt, excluding current portion	27,422	9,508	36,930
Total liabilities	570,907	9,611	580,518
Retained earnings	982,709	(5,933)	976,776
Total shareholders’ equity	157,564	(5,933)	151,631
Total liabilities and shareholders’ equity	728,471	3,678	732,149

The following table sets forth the effect of the restatement on the affected line items in our Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015
	As Previously Reported	Interest Method Adjustment	As Restated
Condensed Consolidated Statement of Shareholders’ Equity Data – Retained Earnings:
Net income	$12,851	$0	$12,851
Balance as of September 30, 2015	982,709	(5,933)	976,776

The change in accretion in the three and nine months ended September 30, 2015 was not materially different from the amount previously recorded.

3.	New Accounting Guidance

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

The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value, because of the immediate or short-term maturity of these financial instruments. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Condensed Consolidated Balance Sheets as of September 30, 2015 or December 31, 2014. In accordance with ASC 810, the consolidation of a variable interest entity (the “CUSO”) in our consolidated financial statements beginning on September 30, 2014 was treated as an acquisition of assets and liabilities and, therefore, the assets and liabilities of the CUSO were included on our Condensed Consolidated Balance Sheet as of September 30, 2014 at their estimated fair value. See Note 7 – Variable Interest Entities for a further discussion of the estimated fair value of the assets and liabilities recorded.

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

As of September 30, 2015, the carrying value of our debt under our Financing Agreement (as defined in Note 10 – Debt) was $89,011 and the estimated fair value was approximately $87,000. As of December 31, 2014, each of the carrying value and the estimated fair value of our debt under our Financing Agreement was approximately $96,300. The fair value of our debt under our Financing Agreement was estimated by discounting the future cash flows (assuming only scheduled principal payments) using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were unobservable in determining the estimated fair value of the debt under the Financing Agreement. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of September 30, 2015, the carrying value of the senior debt issued by the PEAKS Trust in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”) was $57,464 and the estimated fair value was approximately $52,057. As of December 31, 2014, the carrying value of the PEAKS Senior Debt was $85,711 and the estimated fair value was approximately $85,248. As of September 30, 2014, the carrying value of the PEAKS Senior Debt was $149,836 and the estimated fair value was approximately $149,583. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

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

Our consolidated financial statements for periods as of and after September 30, 2014 include the CUSO, because we were considered to have control over the CUSO under ASC 810, as a result of our substantive right to terminate the CUSO Servicing Agreement after a cure period that was not substantive. We do not, however, actively manage the operations of the CUSO, and the assets of the consolidated CUSO can only be used to satisfy the obligations of the CUSO. Our obligations under the CUSO RSA remain in effect, until all CUSO Student Loans are paid in full. See Note 13 – Commitments and Contingencies, for a further discussion of the CUSO RSA.

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

	As of September 30, 2015	As of December 31, 2014	As of September 30, 2014
Assets
Restricted cash	$1,365	$1,556	$1,450
Current portion of PEAKS Trust student loans	6,058	7,169	6,933
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $28,535, $42,353 and $42,931	49,002	59,902	60,479

Total assets	$56,425	$68,627	$68,862

Liabilities
Current portion of PEAKS Trust senior debt	$20,534	$37,545	$96,516
Other current liabilities	141	199	287
PEAKS Trust senior debt, excluding current portion	36,930	48,166	53,320

Total liabilities	$57,605	$85,910	$150,123

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

Revenue and Expenses of the PEAKS Trust. The following table sets forth the revenue and expenses of the PEAKS Trust, which were included in our Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$2,036	$2,727	$6,695	$9,099
Student services and administrative expenses	437	987	1,467	3,624
Provision for private education loan losses	(123)	4,511	5,295	13,582
Interest expense	2,760	8,722	8,845	26,195

(Loss) before provision for income taxes	$(1,038)	$(11,493)	$(8,912)	$(34,302)

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

In June 2015, we entered into an amendment to the CUSO RSA that, among other things, allows us to defer certain payments under the CUSO RSA to January 2016. See Note 13 – Commitments and Contingencies for a discussion of this amendment. In accordance with the provisions of this amendment, we have deferred the payments due in June 2015 through September 2015 under the CUSO RSA, which totaled approximately $3,402. Based on current information and assumptions, we believe that we will likely defer to January 2016 all of the payments that otherwise would have become due under the CUSO RSA between October 1, 2015 and December 31, 2015, which we estimate will total approximately $2,911. We expect to utilize the amount of the recoveries of charged-off loans received by the CUSO between June 2015 and December 2015 that are due but have not been paid to us to offset against amounts that we pay under the CUSO RSA in January 2016. The amount of the recoveries of charged-off loans received by the CUSO between June 2015 and September 2015 that are due but have not been paid to us totaled approximately $468, and we believe that the amount of recoveries of charged-off loans received by the CUSO between October 1, 2015 and December 31, 2015 that will be due but not paid to us will be approximately $311.

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

We made advances to the CUSO under the Revolving Note in years prior to 2012. We made the advances so that the CUSO could use those funds primarily to provide additional funding to the CUSO to purchase additional private education loans made under the CUSO Program. The period of time during which we could make additional advances under the Revolving Note ended on January 1, 2014. Certain of the assets of the CUSO serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full. In 2013, we also offset $8,472 owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, instead of making additional payments in that amount. See Note 13 – Commitments and Contingencies for a further discussion of the offset.

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

As of September 30, 2015, the outstanding principal balance of the PEAKS Senior Debt was $64,367 and the carrying value was $57,464. We recorded $20,534 as a current liability as of September 30, 2015, which represented our estimate of the amount of the carrying value that we expect to be due in the 12 months immediately following September 30, 2015.

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

The following table sets forth the total amount of interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense	$2,760	$8,722	$8,845	$26,195
Discount accretion	$1,455	$5,249	$4,475	$14,090

The amount of the PEAKS Senior Debt discount accretion is included in the interest expense line item in the above table and in the interest expense line item in our Condensed Consolidated Statements of Income.

The effective interest rate on the PEAKS Senior Debt was approximately:

•	18.2% per annum in the three months ended September 30, 2015;

•	16.9% per annum in the nine months ended September 30, 2015;

•	19.1% per annum in the three months ended September 30, 2014; and

•	17.2% per annum in the nine months ended September 30, 2014.

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

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,692	23,483	23,625	23,463
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	245	220	322	205

Outstanding shares for diluted earnings per share calculation	23,937	23,703	23,947	23,668

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

•

Although we have consolidated both the PEAKS Trust and the CUSO, and we no longer record a contingent liability related to those programs on our Consolidated Balance Sheets, our significant guarantee obligations under the PEAKS Guarantee and the CUSO RSA (collectively, the “RSAs”) remain in effect. In 2014, we made payments of approximately $159,300 under the PEAKS Guarantee, $1,832 of Payments on Behalf of Borrowers and approximately $9,139, net of $466 of recoveries owed to us that we offset against amounts that we owed to the CUSO, related to the CUSO RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $30,800 in 2015, $7,100 in 2016 and $11 in 2017. In addition, based upon various assumptions, including the historical and projected performance and collections of the private education loans under the CUSO Program, we believe that we will make payments under the CUSO RSA, net of recoveries, of approximately $13,093 in 2015, $18,160 in 2016 and $13,381 in 2017. See Note 10 – Debt and Note 13 – Commitments and Contingencies for a further discussion of the RSAs and estimated payment amounts.

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

We also have debt service, principal repayment and fee obligations under the Financing Agreement. We estimate that the amount of those cash payments will be approximately $32.3 million in 2015 and $81.8 million in 2016. The 2015 cash payment estimate includes approximately $12.2 million from a federal income tax refund that we are required to prepay under the Financing Agreement when received. Our estimate of our cash payment obligations for 2016 include estimated prepayments required to maintain compliance with certain financial covenants under the Financing Agreement and would result in the prepayment of the remaining balance of the Term Loans on or before September 30, 2016. See Note 10 – Debt of the Notes to Condensed Consolidated Financial Statements for additional information regarding our payment obligations and estimates. In the event of a default by us under the Financing Agreement, the lenders could declare the full amount of the Term Loans then outstanding to be immediately due and payable in full. Our obligations under the Financing Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets, including a mortgage on all of our and our subsidiaries’ owned real estate. The covenants under the Financing Agreement could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and/or to make certain payments under the RSAs.

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

In the third quarter of 2015, we performed an interim evaluation of CPD Goodwill because we believed that certain events indicated that it may be impaired. While we had not fully completed our analysis of the fair value of the CPD Goodwill as of the date of the filing of this report, based on the work performed, we concluded that an impairment charge of $5.2 million could be reasonably estimated. Therefore, we recorded a $5.2 million charge for the impairment of the CPD Goodwill in the three and nine months ended September 30, 2015. As of September 30, 2015, the carrying value of the CPD Goodwill was $0. See Note 9 – Goodwill and Intangibles of the Notes to Condensed Consolidated Financial Statements for a further discussion of the impairment analysis, including the methodology and assumptions used in the analysis.

New Accounting Guidance

For a discussion of applicable new accounting guidance, see Note 3 – New Accounting Guidance of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	45.9%	48.5%	46.1%	49.3%
Student services and administrative expenses	41.6%	41.4%	41.1%	41.4%
Goodwill impairment	2.6%	0.0%	0.8%	0.0%
Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters	3.4%	4.6%	3.1%	3.5%
Loss related to loan program guarantees	0.0%	0.8%	0.0%	0.3%
Provision for private education loan losses	0.4%	1.9%	0.8%	1.9%

Operating income	6.2%	2.8%	8.0%	3.7%
Gain on consolidation of variable interest entity	0.0%	6.9%	0.0%	2.3%
Interest (expense), net	(4.8%)	(3.8%)	(4.7%)	(3.9%)

Income before provision for income taxes	1.4%	5.8%	3.3%	2.1%

The following table sets forth our total student enrollment in education programs as of the dates indicated:

	2015			2014
Total Student Enrollment in Education Programs as of:	Total Student Enrollment in Education Programs		(Decrease) To Prior Year	Total Student Enrollment in Education Programs	(Decrease) To Prior Year
March 31	51,201		(10.4%)	57,125	(6.4%)
June 30	47,874		(13.7%)	55,485	(5.3%)
September 30	48,231	(1)	(15.5%)	57,101	(6.4%)
December 31	Not applicable		Not applicable	53,646	(6.8%)

(1)	Amount reflects the revised definition of a new student that was effective beginning in the quarter ended September 2015, as described below and resulted in 488 fewer students being included in this total student enrollment number than would have been included using the previous definition of new student.

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

In the three month period ended September 30, 2015, we recorded an impairment charge of $5.2 million for the impairment of goodwill. The amount of the impairment charge is equal to the difference between the estimated fair value of the goodwill and its carrying value as of the impairment testing date. The determination of the estimated fair value requires the use of assumptions, which may change in future periods. See Note 9 – Goodwill and Other Intangibles of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the goodwill impairment charge. We did not record an impairment charge in the three months ended September 30, 2014 for goodwill or other intangible assets.

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

Interest income was less than $0.1 million in the three months ended September 30, 2015 and September 30, 2014. Interest expense increased $0.4 million, or 4.5%, to $9.7 million in the three months ended September 30, 2015 compared to $9.3 million in the three months ended September 30, 2014, primarily due to:

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

Interest expense related to the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, decreased $6.0 million to $2.8 million in the three months ended September 30, 2015, compared to $8.7 million the three months ended September 30, 2014.

See Note 10 – Debt of the Notes to Condensed Consolidated Financial Statements, for further information about interest expense and effective interest rates under the Financing Agreement and Amended Credit Agreement.

Our combined federal and state effective income tax rate was 40.2% in the three months ended September 30, 2015 compared to 42.6% in the three months ended September 30, 2014. The effective income tax rate was lower in the three months ended September 30, 2015, primarily due to favorable settlements of state income tax matters.

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

In the nine month period ended September 30, 2015, we recorded an impairment charge of $5.2 million for the impairment of goodwill. The amount of the impairment charge is equal to the difference between the estimated fair value of the goodwill and its carrying value as of the impairment testing date. The determination of the estimated fair value requires the use of assumptions, which may change in future periods. See Note 9 – Goodwill and Other Intangibles of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the goodwill impairment charge. We did not record an impairment charge in the nine months ended September 30, 2014 for goodwill or other intangible assets.

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

Interest expense increased $1.8 million, or 6.3%, to $30.1 million in the nine months ended September 30, 2015 compared to $28.3 million in the nine months ended September 30, 2014, primarily due to:

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

Interest expense related to the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, decreased $17.4 million to $8.8 million in the nine months ended September 30, 2015 compared to $26.2 million in the nine months ended September 30, 2014.

See Note 10 – Debt of the Notes to Condensed Consolidated Financial Statements, for further information about interest expense and effective interest rates under the Financing Agreement and Amended Credit Agreement.

Our combined federal and state effective income tax rate was 40.9% in the nine months ended September 30, 2015 compared to 41.8% in the nine months ended September 30, 2014. The effective income tax rate was slightly lower in the nine months ended September 30, 2015, primarily due to favorable settlements of state income tax matters.

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

The Financing Agreement provides for mandatory prepayment of outstanding principal in an amount equal to 50% of Excess Cash Flow calculated based on our financial results for the fiscal years ended December 31, 2015 and 2016. Any mandatory prepayment amounts due under this provision are payable with the scheduled principal payment due on the first business day of March of the following year. We believe that we may have a mandatory prepayment obligation of approximately $15.0 million in 2016 under the Excess Cash Flow provision of the Financing Agreement, based on our estimate of Excess Cash Flow for the fiscal year ending December 31, 2015. In addition, the Financing Agreement requires us to maintain compliance with a Leverage Ratio and a Fixed Charge Coverage Ratio, as well as with certain educational regulatory measurements. As of September 30, 2015, we estimated that we may have to pay approximately $81.8 million under the Financing Agreement in 2016 for our debt service, principal and fee obligations, which includes an estimated $47.0 million of principal prepayment in order to maintain compliance with the Leverage Ratio and Fixed Charge Coverage Ratio. See Note 10 – Debt of the Notes to Condensed Consolidated Financial Statements for additional information regarding our Financing Agreement payment obligations and estimates.

We expect to make significant payments after 2015 under the RSAs. For a detailed description of our obligations under the PEAKS Guarantee and the CUSO RSA, the amounts that we estimate we may have to pay pursuant to those obligations in the future and certain disputes and other matters relating to the RSAs, see Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements. We also expect to make significant payments in 2016 under the Financing Agreement. For a detailed description of our obligations under the Financing Agreement and our estimates of the prepayment obligations that we expect will arise in 2016, see Note 10 – Debt of the Notes to Condensed Consolidated Financial Statements.

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

On November 2, 2015, the parties in the New York Securities Litigation, including us, entered into a Stipulation and Agreement of Settlement to resolve the action in its entirety. Under the terms of the New York Settlement, we and/or our insurers would make a payment of approximately $17.0 million in exchange for the release of claims against the defendants and other released parties, by the plaintiffs and all settlement class members, and for the dismissal of the action with prejudice. The New York Settlement remains subject to the approval of the court. On November 2, 2015, the parties in the Indiana Securities Litigation, including us, entered into a Stipulation and Agreement of Settlement to resolve the action in its entirety. Under the terms of the Indiana Settlement, we and/or our insurers would make a payment of $12.5 million in exchange for the release of claims against the defendants and other released parties, by the plaintiffs and all settlement class members, and for the dismissal of the action with prejudice. The Indiana Settlement remains subject to the approval of the court. If both the New York Settlement and the Indiana Settlement are approved by the respective courts in New York and Indiana, our insurance carriers will fund a combined $25.0 million collectively towards the settlement payments for the New York Settlement and the Indiana Settlement. See Note 13 – Commitments and Contingencies of the Notes the Condensed Consolidated Financial Statements for further information regarding the New York Settlement and the Indiana Settlement.

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

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements