Form 10-K
period 2015-12-31
ITT EDUCATIONAL SERVICES INC
filed 2016-03-15
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

$92,483,588

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2015 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

23,674,070

Number of shares of Common Stock, $.01 par value, outstanding at January 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

IDENTITY OF DOCUMENT	PARTS OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2016	PART III

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2015

PART I

Item 1.	Business.

Forward-Looking Statements: All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially are the following:

•	the impact of adverse actions by the U.S. Department of Education related to certain deficiencies, lawsuits against us and our failure to submit our 2013 audited financial statements and 2013 compliance audits to it by the due date;

•	the impact of our consolidation of variable interest entities on us and the regulations, requirements and obligations that we are subject to;

•	our inability to obtain any required amendments or waivers of noncompliance with covenants under our financing agreement;

•	the impact of any adverse actions taken against us due to our failure to comply with the extensive education laws and regulations and accreditation standards that we are subject to;

•	our inability to remediate material weaknesses, or the discovery of additional material weaknesses, in our internal control over financial reporting;

•	our exposure under our guarantees related to private education loan programs;

•	the outcome of litigation, investigations and claims against us;

•	issues related to the restatement of our financial statements for the first three quarters of each of 2014 and 2015, and for the 2014 fiscal year;

•	the effects of the cross-default provisions in our financing agreement;

•	changes in federal and state governmental laws and regulations with respect to education and accreditation standards, or the interpretation or enforcement of those laws and regulations, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•	business conditions in the postsecondary education industry and in the general economy;

•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our campuses;

•	our ability to implement our growth strategies;

•	our ability to retain or attract qualified employees to execute our business and growth strategies;

•	our failure to maintain or renew required federal or state authorizations or accreditations of our campuses or programs of study;

•	receptivity of students and employers to our existing program offerings and new curricula;

•	our ability to repay moneys we have borrowed; and

•	our ability to collect internally funded financing from our students.

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

Overview

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of December 31, 2015, we were offering:

•	master, bachelor and associate degree programs to approximately 45,000 students; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

As of December 31, 2015, we had 138 campus locations in 39 states. In addition, during 2015 we offered one or more of our online programs to students who are located in all 50 states. All of our campus locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since 2009 under the “Daniel Webster College” (“DWC”) name.

In 2015, we did not begin operations at any new ITT Technical Institute campuses or learning sites. As part of our efforts to maximize the efficiency and effectiveness of our current campus locations, during 2015, we:

•	closed six of our ITT Technical Institute campuses after teaching out or relocating the affected students; and

•	decreased the number of our campuses that offer bachelor degree programs from 130 to 125.

We also ceased accepting new student enrollment at 10 campus locations, effective with the academic quarter that began in December 2015. During the next 12 months, we will be evaluating the total demands for these markets. During this evaluation period, we do not believe there will be any disruptions to ongoing course work for the continuously enrolled students, as we will continue to teach classes for those students. The 10 campus locations undergoing these market assessments represented approximately 3% of our new student enrollments, based on our new student enrollment results in the third quarter of 2015.

In 2015, we continued our efforts to diversify our program offerings by developing education programs at different credential levels in technology and non-technology fields of study that we intend to offer at our campuses and deliver entirely in residence, entirely online over the Internet or partially in residence and partially online.

In 2015, we continued to develop and offer training programs to career advancers and other professionals through the CPD.

As a result of the execution of enhanced internal controls over financial reporting that were implemented as part of the remediation of material weaknesses identified in a prior period, on March 9, 2016, the Audit Committee of our Board of Directors determined that there was an error in the application of the interest method used to calculate the interest rate used in accounting for the accretion of the debt discount associated with the senior debt issued by the PEAKS Trust (the “PEAKS Senior Debt”) that resulted in the misstatement of interest expense in previously reported periods. As a result, the Audit Committee concluded that we would restate the unaudited consolidated financial statements in our Quarterly Reports on Form 10-Q for each of the fiscal quarters ended March 31, 2014, June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015, and the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (collectively, the “Restatements”), and that all of those previously-issued financial statements should no longer be relied upon.

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

Business Strategy

Our strategy is to pursue multiple opportunities for growth. We are implementing a growth strategy designed to:

•	improve the academic outcomes of our students;

•	increase the value proposition of our education programs for our students; and

•	increase access to high-quality, career-based education.

We intend to pursue this strategy by:

•	increasing student enrollment in existing programs at existing campuses;

•	continuing to provide institutional scholarships and awards to reduce the overall cost of attendance;

•	increasing the number and types of program and other educational offerings that are delivered in residence and/or online;

•	increasing our students’ engagement in their programs of study;

•	enhancing the relevancy of our educational offerings;

•	assessing student achievement and learning;

•	improving the flexibility and convenience of how our institutions deliver their educational offerings;

•	helping our graduates obtain entry-level employment involving their fields of study at higher starting annual salaries;

•	operating new campuses across the United States; and

•	investing in other education-related opportunities.

Our ability to execute on this strategy is subject to extensive regulations and restrictions, as discussed further under “—Highly Regulated Industry.” The principal elements of this strategy include the following:

Enhance Results at Each Institution.

Increase Enrollments at Existing Campuses. We intend to increase recruiting efforts that are primarily aimed at delivering high-quality, career-based education to multiple adult-learner audiences and to continue to provide institutional scholarships and awards to reduce the overall cost of attendance.

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

Part of our strategy is to increase the number of education programs that we offer to our students across our campuses. In 2015, we added a total of 43 associate and bachelor degree programs among 29 campuses.

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

In 2015, we became the education management organizer (“EMO”) for two public charter high schools, one in each of Arizona and Indiana, which offers high school students an opportunity to concurrently earn both a high school diploma and an associate degree. In 2014, we became the EMO for a public charter high school in Michigan. These services are being offered under The Early Career Academy @ ITT Technical Institute (“Early Career Academy”) name.

Programs of Study

As of December 31, 2015, the ITT Technical Institutes were offering 49 education programs in various fields of study across the following schools of study:

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
• computer technology
• electronics product design and fabrication
• industrial electronics
• instrumentation
• telecommunications

School of Study	Fields

Criminal Justice	• corrections
• cyber security
• investigations
• security and policing

IT	• communications
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

Gross tuition for a student entering an undergraduate residence education program at an ITT Technical Institute in December 2015 for 36 quarter credit hours (the minimum course load for a full-time student for an academic year consisting of three academic quarters) was $17,748 for all ITT Technical Institute undergraduate residence education programs, except as adjusted in one state to reflect applicable taxes and fees. We have not increased gross tuition rates for our ITT Technical Institute education programs of study since 2010, and we do not intend to increase gross tuition rates for our ITT Technical Institute education programs of study in 2016. The net tuition we recognize per enrolled student is lower than the gross tuition due to a portion of our students attending part-time, as well as the effect of institutional scholarships and awards. In the academic year beginning in December 2015 and ending in September 2016, we believe the net tuition for our ITT Technical Institute education programs of study will average approximately $12,100 per student. The majority of students attending residence programs at our campuses lived in that campus’ metropolitan area prior to enrollment.

Gross tuition for a student entering an undergraduate residence education program at DWC in September 2015 for 24 semester credit hours (the minimum course load for a full-time student for an academic year consisting of two academic semesters) was $15,630 for all DWC undergraduate residence education programs. The only student housing that we provide is at the Nashua, New Hampshire campus of DWC.

As of December 31, 2015, the CPD was offering 3,204 training programs in the following areas:

• IT	• Leadership development
• ITIL	• Professional development
• Development	• Business software application
• Business analysis	• Process and productivity
• Project management	• Graphic design and media

The length of these programs ranges from four hours to 40 hours. These programs are taught primarily through instructor-led sessions delivered in person and virtually.

Student Recruitment

With respect to education programs offered at the ITT Technical Institute and DWC, we strive to attract students with the motivation and ability to complete the career-oriented educational programs. To generate interest among potential students, we engage in a broad range of activities to inform potential students and their parents about our campuses and the programs they offer. These activities include television, Internet and other media advertising, social media, direct mailings and high school presentations. As of December 31, 2015, we employed approximately 1,240 full- and part-time recruiting representatives to assist in recruiting efforts.

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

Student Admission and Retention

We require all applicants for admission to any of our campus’ education programs to have a high school diploma or a recognized equivalent. Depending on the program of study and the campus, applicants may also be required to:

•	pass an admission examination;

•	possess a designated number of credit hours or degree with a specified overall cumulative grade point average from an accredited postsecondary educational institution;

•	complete the Scholastic Assessment Test or American College Testing examination; and

•	tour the campus.

The following table sets forth the demographics of students at the ITT Technical Institutes as of the dates indicated:

	Approximate Percent of Student Census
Student Demographics	December 31, 2015	December 31, 2014
Age
19 or less	3%	3%
20 through 24	24%	23%
25 through 30	29%	29%
31 or over	44%	45%

	Approximate Percent of Student Census
Student Demographics	December 31, 2015	December 31, 2014
Gender
Male	72%	55%
Female	28%	45%
Race
Caucasian	41%	42%
Other (1)	59%	58%

(1)	Based on applicable federal classifications.

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

Graduate Employment

We believe that the success of our ITT Technical Institute and DWC graduates who begin their careers in fields involving their education programs is critical to the ability of our campuses to continue to recruit students for our education programs. We try to obtain data on the number of students employed following graduation from an ITT Technical Institute or DWC. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that approximately 73% of the Employable Graduates (as defined below) in 2014 had obtained employment by April 30, 2015 in positions that required the direct or indirect use of skills taught in their education programs, compared to approximately 70% of the Employable Graduates in 2013 who had obtained employment by April 30, 2014.

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

Based on information from graduates and employers who responded to our inquiries, the reported annualized salaries initially following graduation averaged approximately $34,553 for the Employable Graduates in 2014 who, as of April 30, 2015, had obtained employment in positions that required the direct or indirect use of skills taught in their education programs, compared to approximately $33,398 for the Employable Graduates in 2013 who, as of April 30, 2014, had obtained employment in positions that required the direct or indirect use of skills taught in their education programs. The average annual salary initially following graduation for our Employable Graduates may vary significantly among the ITT Technical Institutes depending on local employment conditions and each Employable Graduate’s particular education program, background, prior work experience and willingness to relocate. Initial employers of Employable Graduates from education programs at the ITT Technical Institutes include small, medium and large companies and governmental agencies.

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

Administration and Employees

Each of our campuses is managed by a person who has overall responsibility for the operation of the campus. The administrative staff of each campus also includes managers in the major functional areas of that campus, including recruitment, finance, registration, academics and career services. As of December 31, 2015, we had approximately 4,100 full-time and 4,300 part-time employees. None of our employees are represented by labor unions.

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

Federal and Other Financial Aid Programs

In 2015, approximately 80% of our revenue determined on a cash accounting basis under the “90/10 Rule” calculation was from the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended

(the “HEA”). See “Risk Factors —Risks Related to Our Highly Regulated Industry – One or more of our institutions may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high” for a description of the 90/10 Rule. Our institutions’ students also rely on scholarships and awards, family contributions, personal savings, employment, state financial aid programs, veterans’ and military benefits, internal student financing offered by us, private education loan programs and other resources to pay their educational expenses associated with their education programs. The primary Title IV Programs from which the students at our campuses received grants, loans and other aid to fund the cost of their education programs in 2015 included:

•	the William D. Ford Federal Direct Loan (the “FDL”) program, which represented, in aggregate, approximately 56% of our cash receipts; and

•	the Federal Pell Grant (the “Pell”) program, which represented, in aggregate, approximately 23% of our cash receipts.

Other sources of financial aid used by our students in 2015 to help pay the costs associated with their education programs included:

•	state financial aid programs, veterans’ and military service member benefit programs and other sources, which represented, in aggregate, approximately 14% of our cash receipts;

•	employment, personal savings and family contributions, which represented, in aggregate, approximately 4% of our cash receipts; and

•	private education loan programs, which represented approximately 2% of our cash receipts.

Institutional scholarships and awards, which our students use to help reduce their educational expenses, amounted to, in aggregate, approximately $219.1 million in 2015. Institutional scholarships and awards for ITT Technical Institute students averaged approximately $1,063 per student in the year ended December 31, 2015, based on the number of students enrolled in education programs in each of the three months ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. We also provided internal student financing to our students in 2015, which consists of non-interest bearing, unsecured credit extended to our students.

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

Most of the ED’s requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations, if any. Under the ED’s definition, we had three institutions as of December 31, 2015, comprised of two ITT Technical Institute main campuses and one DWC main campus. All of the remaining ITT Technical Institute campuses are additional locations of the ITT Technical Institute main campuses under the ED’s regulations. As of December 31, 2015, one ITT Technical Institute institution had 133 additional locations and the second ITT Technical Institute institution had two additional locations. The HEA requires each institution to periodically renew its certification by the ED to continue its participation in Title IV Programs. As of December 31, 2015, all 138 of our campuses participated in Title IV Programs.

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

One of the ED’s regulations applicable to our institutions is that each institution must submit to the ED on an annual basis its audited, consolidated financial statements and a compliance audit of the institution’s administration of the Title IV Programs in which it participates (“Compliance Audit”). The financial statements and Compliance Audit must cover one fiscal year and must be submitted to the ED within six months after the end of the fiscal year. Our institutions did not submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by June 30, 2014 and, as a result, the ED determined in August 2014 that our institutions were not financially responsible, which resulted in, among other things, our institutions being:

•	required to submit a letter of credit payable to the ED (which, in December 2015, was replaced by our deposit of cash into an escrow account being held by the ED);

•	placed on heightened cash monitoring by the ED, instead of the ED’s standard advance payment method; and

•	provisionally certified by the ED to participate in Title IV Programs.

Our institutions’ participation in the Title IV Programs will remain provisional until at least November 4, 2019. See “Risk Factors – Risks Related to Our Highly Regulated Industry — The ED has imposed sanctions and reporting requirements on us, including having to post a letter of credit with the ED (subsequently replaced with a deposit of funds into an ED escrow account), being placed on heightened cash monitoring, being provisionally certified, and various reporting and operational requirements, due to our late submission to the ED of our institutions’ 2013 audited consolidated financial statements and Compliance Audits and other reasons, and could impose additional sanctions and requirements on us in the future.”

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

Otherwise, the proprietary institution has to obtain the ED’s approval before it can disburse Title IV Program funds to students enrolled in the new program. However, any institution that is provisionally certified by the ED, like all of our institutions are, must apply for and receive approval by the ED for any substantial change before the institution can award, disburse or distribute Title IV Program funds based on the substantial change. Substantial changes generally include, but are not limited to:

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

If we are unable to obtain the required approvals from the ED for any new campuses, or any new program offerings, or to obtain those approvals in a timely manner, our ability to operate the new campuses or offer new programs as planned would be impaired, which could have a material adverse effect on our growth plans. See “Risk Factors—Risks Related to Our Highly Regulated Industry – We cannot operate new campuses or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization.”

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

The Post-9/11 GI Bill expanded education benefits for veterans who have served on active duty since September 11, 2001, including reservists and members of the National Guard, beyond the benefits available under the MGIB. The Post-9/11 GI Bill also allows service members to transfer their benefits to family members. The Post-9/11 GI Bill also provides veterans up to $1,000 per academic year for books, supplies, equipment and other education costs. The Post-9/11 Veterans Educational Assistance Improvements Act of 2010 (“Improvements Act”) revised the calculations of benefits related to tuition and fees under the Post-9/11 GI Bill. For a veteran attending a non-public U.S. institution, the Improvements Act provides tuition and fees based on the net cost to the veteran (after accounting for state and federal student financial aid, scholarships, institutional aid, fee waivers, and similar assistance), up to $21,084.89 for the 2015-2016 year. Veterans pursuing a program of education on a more than half-time basis at an on-campus location are also eligible for a monthly housing allowance equal to the basic allowance for housing available to service members who are at a military pay grade E-5 and have dependents. In addition, eligible veterans pursuing an educational program solely through distance learning are eligible to receive a monthly housing allowance equal to half the amount available to students attending certain traditional classroom-based programs or programs that combine classroom learning and distance education.

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

Department of Defense. Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the U.S. Department of Defense (“DoD”) (“ DoD Tuition Assistance Programs”). Each institution participating in the DoD Tuition Assistance Programs is required to sign a Memorandum of Understanding (“MOU”), outlining certain commitments and agreements between the institution and DoD prior to being permitted to participate in the DoD Tuition Assistance Programs. In 2014, the DoD revised the MOU and required participating institutions to execute a new MOU. We participate in the DoD Tuition Assistance Programs under the revised MOU. We executed the required revised MOUs on or before the September 2014 deadline and, therefore, all of our campuses are party to an executed revised MOU.

Pursuant to the MOU, among other requirements, the institution must provide each prospective military student with specific information prior to enrollment regarding certain ED and U.S. Consumer Financial Protection Bureau (“CFPB”) tools, such as ED’s “College Navigator” website, the “College Scorecard” website and the CFPB’s “Paying for College” website; and, in certain circumstances, return tuition assistance funds to the DoD (such as when a student ceases to attend or an institution cancels a course). The MOU also provides that an institution may only participate in the DoD Tuition Assistance Programs if it is accredited by an accrediting agency recognized by the ED, approved for funding by the VA, and a participant in the Title IV programs administered by the ED.

On January 30, 2014, the DoD, VA, ED, and Federal Trade Commission, in collaboration with the CFPB and the U.S. Department of Justice, announced a new online VA GI Bill Feedback System for service members, veterans, and their families to report negative experiences at education institutions and training programs administering the Post-9/11 GI Bill, DoD Tuition Assistance Programs, and other military-related education benefit programs. The feedback system is designed to help the government identify and address unfair, deceptive, and misleading practices. The VA GI Bill Feedback System was developed pursuant to EO 13607, which requires federal agencies to create a centralized online reporting system for students receiving federal military and veterans’ educational benefits to register complaints that can be tracked and responded to by relevant agencies. An institution having recurring substantive complaints, or demonstrating an unwillingness to resolve complaints, may face a range of penalties, including revocation of its MOU and removal from participation in the VA educational benefits and DoD Tuition Assistance Programs.

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

All of our campuses are approved to receive veterans’ educational program benefits under the GI Bill Programs. State approving agencies could decide to suspend the approval of our courses in the campuses of those states for receipt of veterans’ educational program benefits under the GI Bill Programs and require the submission of additional information and reports. Any of these actions by any state approving agency could materially and adversely affect our enrollments, results of operations and financial condition. If a material amount of the veterans’ educational benefits funding that our students have historically received that is included in our non-Title IV revenue for purposes of the 90/10 Rule is no longer available, the percentage of our revenue from Title IV sources could materially increase, which could make it more difficult for us to satisfy the 90/10 Rule.

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

Regulation by State Education Agencies and Professional Licensing Authorities

As of December 31, 2015, we operated one or more campuses in 39 states and our campuses recruited students in all 50 states. Each of our campuses must be authorized by the applicable SAs to operate. The state laws and regulations that we must comply with in order to obtain authorization from the SAs are numerous and complex. As of December 31, 2015, each of our campuses had received authorization from one or more SAs.

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

Most of the states in which our institutions are authorized to operate have laws or regulations that require institutions to demonstrate annually that they are financially stable. As a result of the delay in the submission of our 2013 audited consolidated financial statements to our Florida SA, our Florida SA determined on August 5, 2014 that our 11 campuses in Florida are not financially stable. Based on this determination, our Florida SA:

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

The provisional license of each of our Florida campuses currently extends through March 31, 2016. Upon the satisfaction of all of the requirements specified above, however, each campus may apply to our Florida SA to have the campus’ authorization changed back to an annual license. We cannot assure you, however, that our Florida campuses will be able to satisfy all of the requirements specified above, or that our Florida SA will change any of the campuses back to an annual license. See “Risk Factors – Risks Related to Our Highly Regulated Industry – Failure of our campuses to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students or loss of our authorization to operate our campuses.”

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

The accreditation standards of our ACs generally permit an institution’s main campus to establish additional campuses. Our campuses that are treated as additional locations of the main campus under the ED’s regulations and the ACICS accreditation standards are treated as branch campuses under the accreditation standards of the NEASC. During 2013, the ACICS evaluated our ITT Technical Institute institution with 133 additional locations for a renewal grant of accreditation. In April 2013, the ACICS extended that institution’s current grant of accreditation through December 31, 2017. In 2015, the ACICS also approved one ITT Technical Institute location for inclusion in that institution’s grant of accreditation. In January 2016, the ACICS awarded our ITT Technical Institute institution with two additional locations a renewal of accreditation through December 31, 2018.

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

Under the ACICS standards, if the student retention or graduate placement rates:

•	of a campus fall below the ACICS benchmark standards, the campus must develop and implement a campus improvement plan and periodically report its results to the ACICS;

•	of a campus fall below the ACICS Council standards, the campus must develop and implement a campus improvement plan and come into compliance within a specified time period, or the ACICS may withdraw the campus’ inclusion in the institution’s grant of accreditation;

•	of a program offering at a campus fall below the ACICS benchmark standards, the campus must develop and implement a program improvement plan for that program offering; or

•	of a program offering at a campus fall below the ACICS Council standards, the program offering must develop and implement a campus improvement plan and come into compliance within a specified time period, or the ACICS may withdraw its authorization of that program offering.

Under the ACICS standards, if the Licensure Examination Pass Rate (as defined below) of a program offering that is subject to that standard at a campus:

•	falls below the ACICS benchmark standards, the campus is required to develop and implement a program improvement plan for that program offering; or

•	falls below the ACICS Council standards, the program offering is required to come into compliance within a specified time period, or the ACICS may withdraw its authorization of that program offering.

A program offering is subject to the Licensure Examination Pass Rate standard, if graduates of the program of study who seek employment are required to have a certificate, license or registration based on an industry-sponsored examination in the applicable field.

A campus that falls below the ACICS benchmark standards is not required to obtain permission from the ACICS prior to applying to add a new program offering, but a campus that falls below the ACICS Council standards is required to obtain permission from the ACICS prior to applying to add a new program offering.

ACICS Institutional and Campus Accountability Report Reviews. In January 2015, the ACICS confirmed that it reviews the Institutional Accountability Report and Campus Accountability Report submitted by each of its accredited institutions to monitor performance in terms of student achievement at both the campus and program levels. Measures include Student Retention Rate, Graduate Placement Rate and the Licensure Examination Pass Rate (each as defined below), if applicable. When this review indicates that student achievement is below ACICS standards, the ACICS will require the institution to add an improvement plan that applies to either a program and/or a campus (an “Improvement Plan”) within its Campus Effectiveness Plan (“CEP”). If the ACICS determines the institution no longer complies with the ACICS’ requirement for student achievement, the ACICS will issue a warning, a show-cause directive, or otherwise take action and require the institution to demonstrate compliance within a specified time frame. Any specified time frame may be extended at the sole discretion of the ACICS for good cause, including evidence that there has been significant improvement in the deficient area(s) and the applicable time frame does not provide sufficient time to demonstrate full compliance (e.g., improvement in Student Retention Rate, Graduate Placement Rate and/or the Licensure Examination Pass Rate).

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

Campus and Program Improvement Plans and Monitoring. Neither of our two ITT Technical Institute institutions are on probation with the ACICS, but the ACICS has taken the following actions with respect to a number of our campuses and programs:

Campus and Program Improvement Plans and Monitoring
Student Retention Rate (as defined below)
	Locations (a)	Programs (b)
Below Council	31(c)	473 (d)
Below Benchmark	76	182
Graduate Placement Rate (as defined below)
	Locations (a)	Programs (b)
Below Council	6	313(e)
Below Benchmark	34	174
Licensure Examination Pass Rate (as defined below)
		Programs (b)
Below Council	N/A	19(f)
Below Benchmark	N/A	10

(a)	Locations with outcomes “Below Benchmark” are subject to a campus Improvement Plan. Locations with outcomes “Below Council” are subject to a campus Improvement Plan and Student Achievement Monitoring and need to:

i.	Raise their Student Retention Rate to at least 60% by November 1, 2016, or the ACICS may withdraw those locations’ inclusion in the institution’s grant of accreditation; or

ii.	Raise their Graduate Placement Rate to at least 60% by November 1, 2016, or the ACICS may withdraw those locations’ inclusion in the institution’s grant of accreditation.

(b)	Programs with outcomes “Below Benchmark” are subject to a program Improvement Plan. Programs with outcomes “Below Council” are subject to a program Improvement Plan and Student Achievement Monitoring and need to:

i.	raise their Student Retention Rate to at least 60% by November 1, 2016, or the ACICS may withdraw its authorization of those program offerings; or

ii.	raise their Graduate Placement Rate to at least 60% by November 1, 2016, or the ACICS may withdraw its authorization of those program offerings; or

iii.	raise their Licensure Examination Pass Rate to at least 60% by November 1, 2016, or the ACICS may withdraw its authorization of those program offerings.

(c)	We are no longer enrolling students at eight of these locations.
(d)	We have discontinued and are no longer enrolling new students in 175 of these program offerings.
(e)	We have discontinued and are no longer enrolling new students in 85 of these program offerings.
(f)	We have discontinued and are no longer enrolling new students in two of these program offerings.

For purposes of the standards and actions described above, the ACICS uses the following definitions:

•	“Student Retention Rate” is a calculated rate defined as Adjusted Total Enrollment, less All Other Withdrawals, divided by Adjusted Total Enrollment. “Adjusted Total Enrollment” is defined as total student enrollment in the program of study during the reporting period, less the number of any of those students who withdrew to enroll in another institution under common ownership. “All Other Withdrawals” is defined by the ACICS as the number of students enrolled in the program of study during the reporting period who withdrew from the program of study for a reason other than the student’s:

•	call to active duty in the U.S. military;

•	enrollment in another institution under common ownership;

•	incarceration; or

•	death.

•	“Graduate Placement Rate” is defined as the number of Employable Graduates who were employed in a position that required the direct or indirect use of the skills taught in the program of study during the reporting period, divided by the total number of Employable Graduates.

•	“Licensure Examination Pass Rate” is defined as the three-year average of the number of graduates or completers of a program of study that is subject to the Licensure Examination Pass Rate standard who attempted the examination during a calendar year and received a score necessary to obtain the required certificate, license or registration, divided by the number of graduates or completers of that program of study who attempted the applicable examination during that calendar year.

If any of our ITT Technical Institute locations and/or program offerings fall below the Student Retention Rate, Graduate Placement Rate or Licensure Examination Pass Rate compliance standards and we are unable to timely bring those locations and/or program offerings into compliance, we may have to close those locations and reduce the offerings of those programs, which could have a material adverse effect on our growth plans, financial condition, results of operations and cash flows.

DWC was subject to a notice of concern from the NEASC with respect to DWC’s financial condition from June 2009, when we acquired DWC, until April 2011. The NEASC reinstated the notice of concern with respect to DWC’s financial condition in March 2013. During 2013 and the first quarter of 2014, the NEASC evaluated DWC in connection with its financial condition, but the NEASC did not remove the notice of concern. In September 2014, the NEASC conducted a focused evaluation visit at DWC to assess, in part, DWC’s progress in addressing the issues that led the NEASC to reinstate the notice of concern in 2013. DWC responded to the visit report and attended the NEASC April 2015 meeting. Following DWC’s attendance at the NEASC September 2015 meeting, the NEASC issued a continued notice of concern with respect to DWC’s financial condition and informed DWC that further determination with respect to compliance and monitoring would be made following the NEASC March 2016 meeting. See “Risk Factors – Risks Related to Our Highly Regulated Industry – The failure of DWC to meet the accreditation requirements of NEASC could result in its loss of eligibility to participate in Title IV Programs and possibly its ability to operate,” for additional information regarding the notice of concern and other communications from NEASC.

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

You should be aware that our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 was filed with the SEC after its applicable filing deadline. Failure to timely file our reports with the SEC may have negative consequences. See “Risk Factors – Risks Related to Our Business – Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.”

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

We will provide a copy of the following materials without charge to anyone who makes a written request to our Investor Relations Department at ITT Educational Services, Inc., 13000 North Meridian Street, Carmel, Indiana 46032-1404 or by e-mail through our website at www.ittesi.com:

•	our annual report on Form 10-K for the year ended December 31, 2015, excluding certain of its exhibits;

•	our Corporate Governance Guidelines;

•	the charter for each of the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors; and

•	the Code.

We also intend to promptly disclose on our website at www.ittesi.com any amendments that we make to, or waivers for our Directors or executive officers that we grant from, the Code.

Item 1A.	Risk Factors.

In addition to the other information contained in this report, you should consider carefully the following risk factors in evaluating us and our business before making an investment decision with respect to any shares of our common stock. This report contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. All statements which are not statements of historical fact are intended to be forward-looking statements. The forward-looking statements contained in this report reflect our or our management’s current views and are subject to certain risks, uncertainties and assumptions, including, but not limited to, those set forth in the following Risk Factors. Should one or more of those risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements in 2016 and beyond could differ materially from those expressed in, or implied by, those forward-looking statements.

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

If our campuses failed to comply with any of these regulatory requirements, these agencies could:

•	impose monetary fines or penalties on our campuses;

•	terminate or limit our campuses’ operations or ability to award credentials;

•	restrict or revoke our campuses’ accreditation;

•	limit, terminate or suspend our campuses’ eligibility to participate in Title IV Programs or state financial aid programs;

•	require our campuses to repay funds received under Title IV Programs or state financial aid programs;

•	require us to post new letters of credit or increase the amount of or extend the duration of the ED Escrowed Funds (as defined below);

•	increase the level of heightened cash monitoring to which our institutions are already subject by the ED;

•	transfer our institutions from the ED’s heightened cash monitoring system of receiving Title IV Program funds to its reimbursement system, which would significantly delay our institutions’ receipt of Title IV Program funds;

•	place a maximum limit on the amount of Title IV funding that our institutions could receive or a maximum limit on the number of students to whom our institutions could award Title IV program funds;

•	deny applications for our institutions to obtain Title IV eligibility for new educational programs or new campuses; and

•	subject us or our campuses to other civil or criminal penalties.

See “Business – Highly Regulated Industry,” for a discussion of the sanctions imposed on us by the ED for our failure to submit our 2013 audited consolidated financial statements and Compliance Audits to the ED by the regulatory deadline, and by our Florida SA as a result of its determination that our 11 campuses in Florida are not financially stable. The sanctions imposed by the ED and our Florida SA or any other sanctions described above that could be imposed by any agencies could materially adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us.

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

The following are some of the specific risk factors related to our highly regulated industry:

The ED has imposed sanctions and reporting requirements on us, including having to post a letter of credit with the ED (subsequently replaced with a deposit of funds into an ED escrow account), being placed on heightened cash monitoring, being provisionally certified, and various reporting and operational requirements, due to our late submission to the ED of our institutions’ 2013 audited consolidated financial statements and Compliance Audits and other reasons, and could impose additional sanctions and requirements on us in the future. Our institutions are subject to extensive regulation by the ED. One of the ED’s regulations applicable to our institutions is that each institution must submit to the ED on an annual basis its audited, consolidated financial statements and a Compliance Audit, in each case with respect to a fiscal year within six months of the end of the fiscal year. Our institutions did not submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by the June 30, 2014 due date and, as a result, the ED determined on August 21, 2014 that our institutions were not financially responsible. Based on this determination, the ED, among other things:

•	required our institutions to submit a letter of credit payable to the ED in the amount of $79.7 million (the “ED Letter of Credit”), which subsequently has been replaced by a deposit of funds in the same amount into an escrow account with the ED;

•	placed our institutions on heightened cash monitoring by the ED, instead of the ED’s standard advance payment method;

•	provisionally certified our institutions to participate in Title IV Programs;

•	requires our institutions to provide the ED with information about certain oversight and financial events, as described further below;

•	requires us to be able to demonstrate to the ED that, for our two most recent fiscal years, we were current on our debt payments and our institutions have met all of their financial obligations, pursuant to the ED’s standards; and

•	could require our institutions, in future years, to submit their audited financial statements and Compliance Audits to the ED earlier than six months following the end of their fiscal year.

We caused the ED Letter of Credit to be issued on October 31, 2014 and submitted to the ED. On December 16, 2015, we and the ED entered into an agreement (the “ED Agreement”), which provides that we would provide funds to the ED for the ED to maintain in an escrow account (“ED Escrowed Funds”) in lieu of the ED Letter of Credit. On December 17, 2015, we provided to the ED funds in the amount of $79.7 million, which amount is subject to further adjustment by the ED based upon changes in our annual federal student aid funding, and based on the ED’s determination of the percentage of our annual federal student aid funding that must be maintained. The ED Agreement provides that the ED will maintain the funds provided by us in an escrow account to be used for one or more of the following purposes:

•	to pay refunds of institutional or non-institutional charges owed to or on behalf of current or former students of our institutions, whether our institutions remain open or have closed;

•	to provide for the “teach-out” of students enrolled at the time of closure of our institutions; and

•	to pay any liabilities owing to the ED arising from acts or omissions by our institutions, on or before November 4, 2019, in violation of requirements set forth in the HEA, including the violation of any agreement entered into by our institutions with the ED regarding the administration of Title IV Programs, which are the same reasons that funds could have been drawn under the ED Letter of Credit. As was the case with the term of the ED Letter of Credit, the ED will hold the ED Escrowed Funds until November 4, 2019, unless we are notified on or before then of the requirement and reasons that the ED Agreement needs to be extended, to the extent provided in the ED’s financial responsibility regulations. We could be required to adjust the amount of the ED Escrowed Funds annually to 10% of the Title IV Program funds received by our institutions in the immediately preceding fiscal year, or such other amount as the ED may specify. As a result of our provision of funds under the ED Agreement, the ED Letter of Credit was cancelled on December 22, 2015.

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

Our institutions’ participation in Title IV Programs will continue to be provisional, if our institutions are recertified when their current provisional certifications expire on June 30, 2017, until at least November 4, 2019. Any institution provisionally certified by the ED must apply for and receive approval by the ED for any substantial change, before the institution can award, disburse or distribute Title IV Program funds based on the substantial change. Substantial changes generally include, but are not limited to:

•	the establishment of an additional location;

•	an increase in the level of academic offering beyond those listed in the institution’s Eligibility and Certification Approval Report with the ED;

•	an addition of any non-degree program or short-term training program; or

•	an addition of a degree program by a proprietary institution.

If an institution applies for the ED’s approval of a substantial change, the institution must demonstrate that it has the financial and administrative resources necessary to assure the institution’s continued compliance with the ED’s standards of financial responsibility and administrative capability. We may be unable to obtain the required approvals from the ED for any new campuses or any new program offerings, or to obtain those approvals in a timely manner. For example, in December 2014, the ED disapproved our application to offer four new degree programs at the ITT Technical Institutes due to administrative capability issues reported in recent compliance audits and ED program reviews, and in March 2015, the ED disapproved two of eight new degree programs that we applied to offer at DWC also due to administrative capability issues. In February 2016, the ED disapproved our request for reconsideration of the two new degree programs we had previously applied to offer at DWC, due to administrative capability issues reported in recent compliance audits. If we are unable to obtain the required approvals from the ED for any new campuses or any new program offerings, or to obtain those approvals in a timely manner, our ability to operate the new campuses or offer new programs as planned would be impaired, which could have a material adverse effect on our growth plans. See “— We cannot operate new campuses or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization,” and “— Failure by one or more of our institutions to satisfy the ED’s administrative capability requirements could result in financial penalties, limitations on the institution’s participation in the Title IV Programs, or loss of the institution’s eligibility to participate in Title IV Programs.”

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

On May 20, 2015, the ED informed us that, based on our institutions’ current reporting status to the ED and due to the SEC’s filing of its complaint in the SEC Litigation, the ED was requiring us to comply with additional requirements in order for the ED to more closely monitor our institutions’ ongoing participation in the Title IV Programs. The additional requirements are that we have to submit to the ED:

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

Although we have submitted these reports to the ED to date, we cannot assure you that we will be able to continue to submit these reports to the ED according to its schedule. In addition, we cannot assure you that the ED will not impose further sanctions on us in light of the SEC Litigation and other matters.

On June 8, 2015, we received a letter from the ED requiring that we provide a more detailed thirteen-week projected cash flow statement. In addition, the ED instructed that our business and financial disclosures required by the May 20, 2015 letter should be listed as a component of the thirteen-week projected cash flow statement.

On October 19, 2015, we received a letter from the ED identifying additional procedures that we are required to implement as a result of the identification of certain past deficiencies. These additional procedures include:

•	requiring students to attend courses prior to the disbursement of Title IV Program funds to them;

•	reporting disbursement and refund information as part of the monthly student roster reporting;

•	providing certification forms regarding the reconciliation of accounts and eligibility of disbursements; and

•	other reporting requirements.

These additional procedures have resulted in the delay of our receipt of Title IV Program funds. While these additional procedures have affected the timing of our receipt of Title IV Program funds and have imposed an administrative burden on us, we do not expect them to have a significant negative effect on our overall cash flow or operations, but we cannot assure you that there will not be future delays in our institutions’ receipt of Title IV Program funds. We have implemented, and are in the process of implementing, measures to comply with the ED’s requirements. We have begun submitting the additional information to the ED, and intend to continue submitting information to the ED according to the schedule specified by the ED. On January 26 and 27, 2016, the ED conducted a program review, where the ED reviewed our disbursement, reconciliation and reporting processes required by its October 19, 2015 letter. We have not received the results of the program review and cannot assure you that the ED will not impose additional requirements on us as a result of their program review.

The sanctions imposed on us by the ED described above could have a material adverse effect on our financial condition, results of operations, cash flows and ability to meet our contractual and regulatory obligations. Further, we cannot assure you that we will be able to fund any required increases in the required ED Escrowed Funds amount. Our provision of the ED Escrowed Funds has, and will continue to have, a material adverse effect on our liquidity, and significantly reduces the amount of cash that we will have available for other purposes, including to satisfy our future payment obligations under the PEAKS Guarantee and the CUSO RSA (collectively, the “RSAs”). The fact that a significant amount of our cash is being held in connection with the ED Agreement could also negatively affect our ability to satisfy the financial metrics of the ED, SAs and ACs to which we are subject.

Any significant delay in our institutions’ receipt of Title IV Program funds could materially adversely affect our financial condition, results of operations and cash flows, and could cause us to be in default of the Financing Agreement (as defined below). Depending on the length of the delay, we cannot assure you that we would be able to continue to operate our business in such an event. The ED may also terminate our institutions’ eligibility to participate in Title IV Programs, in which case we likely would not be able to continue to operate our business. See also “—Restrictive covenants in the Financing Agreement restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility, and any default by us under the Financing Agreement could have a material adverse effect on our liquidity and ability to comply with our obligations.”

The enforcement action by the SEC against us, our CEO and our former CFO could result in the ED or any of the SAs or ACs imposing additional sanctions on our institutions. On May 12, 2015, the SEC filed a civil enforcement action against us, our Chief Executive Officer and our former Chief Financial Officer (the “SEC Litigation”). See Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a further discussion of the SEC Litigation.

On May 20, 2015, the ED informed us that, based on our institutions’ current reporting status to the ED and due to the SEC’s filing of its complaint in the SEC Litigation, the ED was requiring us to comply with additional requirements in order for the ED to more closely monitor our institutions’ ongoing participation in the Title IV Programs. The additional requirements are that we have to submit to the ED:

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

Although we have submitted these reports to the ED to date, we cannot assure you that we will be able to continue to submit these reports to the ED according to its schedule.

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

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress (“Congress”) enacted the HEA to be reauthorized on a periodic basis, which most recently occurred in 2008. Congress has begun the legislative process for reauthorizing the HEA, but it is unclear at this time if the reauthorization will be completed in 2016 or later. Until the reauthorization process is completed, the current provisions of the HEA will remain in effect, unless Congress amends any specific provisions.

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

In addition, the ED may place an institution on provisional certification status, if the institution’s official Three-Year CDR is 30% or greater for at least two of the three most recent FFYs. The ED may more closely review an institution that is provisionally certified, if it applies for approval to open a new location or offer a new program of study that requires approval, or makes some other significant change affecting its eligibility. See “—The ED has imposed sanctions and reporting requirements on us, including having to post a letter of credit with the ED (subsequently replaced with a deposit of funds into an ED escrow account), being placed on heightened cash monitoring, being provisionally certified, and various reporting and operational requirements, due to our late submission to the ED of our institutions’ 2013 audited consolidated financial statements and Compliance Audits and other reasons, and could impose additional sanctions and requirements on us in the future, for further information concerning the impact on an institution of being placed on provisional certification by the ED.

The following table sets forth the average of our institutions’ Three-Year CDRs for the FFYs indicated, as reported by the ED:

FFY	Three- Year CDR Average
2013(a)	18.9%
2012 (b)	18.7%
2011	22.1%
2010	28.5%

(a)	The most recent year for which the ED has issued preliminary Three-Year CDRs. The ED’s regulations afford institutions the opportunity to challenge or correct their preliminary Three-Year CDRs before those rates are official.
(b)	The most recent year for which the ED has published official Three-Year CDRs.

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

An institution can appeal its loss of eligibility that is based on exceeding one of the Three-Year CDR thresholds described above. During the pendency of any such appeal, the institution remains eligible to participate in the FDL and Pell programs. If an institution continues its participation in the FDL program during the pendency of any such appeal and the appeal is unsuccessful, the institution must pay the ED the amount of interest, special allowance, reinsurance and any related payments paid by the ED (or which the ED is obligated to pay) with respect to the FDL program loans made to the institution’s students or their parents that would not have been made if the institution had not continued its participation (the “Direct Costs”). If a substantial number of our campuses were subject to losing their eligibility to participate in the FDL and Pell programs because of our institutions’ high Three-Year CDRs, the potential amount of the Direct Costs for which we would be liable if our appeals were unsuccessful would prevent us from continuing some or all of the affected campuses’ participation in the FDL program during the pendency of those appeals, which would have a material adverse effect on our financial condition, results of operations and cash flows.

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

If any of our institutions lost its eligibility to participate in the FDL and Pell programs and we could not arrange for alternative financing sources for the students attending the campuses in that institution, we would probably have to close those campuses, which would have a material adverse effect on our financial condition, results of operations and cash flows. If all or substantially all of our campuses lost their eligibility to participate in Title IV Programs, we likely would not be able to continue to operate our business.

If any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under the ED’s regulations, students attending those programs of study will be unable to use Title IV Program funds to help pay their education costs. On October 31, 2014, the ED issued final regulations that took effect July 1, 2015, specifying requirements related to programs of study that are intended to lead to gainful employment in a recognized occupation (the “New GE Rule”). Those requirements include two debt-to-earnings rates (“D/E Rates”) to be calculated every year, consisting of a debt-to-annual earnings (“aDTE”) rate and a debt-to-discretionary income (“dDTI”) rate.

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

The New GE Rule also requires institutions to make additional public disclosures and report additional information to the ED with respect to each program that leads to gainful employment in a recognized occupation. We believe that the additional disclosure and reporting requirements will be administratively burdensome, will increase our compliance costs, and could cause fewer students to enroll in our programs of study. We reported to the ED the data for award years 2008-09 through 2014-15, which had submission deadlines of July 31, 2015 and October 1, 2015. Following our initial submissions, the ED notified us that certain elements of our reporting required revision and resubmission. We have resubmitted all required data as the ED has directed, and are in the process of correcting individual discrepancies on selected student records.

The ED had estimated that it would be able to release draft D/E Rates to institutions in the summer of 2016. However, there have been several delays in the initial steps of ED’s D/E Rates calculation timeline, so draft D/E Rates will likely not be released until the fall of 2016. Institutions will have limited opportunities to challenge these draft D/E Rates before final D/E Rates are released in 2017.

If a program becomes ineligible for students to use Title IV Program funds, or if the institution chooses to discontinue a program after it receives draft or final D/E Rates that are failing or in the zone for a single award year, the institution cannot seek to reestablish the eligibility of that program, or establish the eligibility of a similar program, based on having a classification of instructional program (“CIP”) code that has the same first four digits as the CIP code of the ineligible program, until three years following the date on which the program became ineligible or was discontinued.

We cannot predict with any certainty which or how many of our programs of study may become ineligible or subject to a Warning under the New GE Rule, because we do not have access to the earnings data for students that the ED will use to calculate D/E Rates. While we are evaluating the potential impact of the New GE Rule, we cannot predict what the impact will be on our operations. Compliance with the New GE Rule could reduce our enrollments, increase our cost of doing business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In November 2014, two organizations of schools filed separate lawsuits against the ED in federal courts seeking to have the New GE Rule invalidated. One lawsuit was filed by the Association of Private Sector Colleges and Universities (“APSCU”), which represents more than 1,400 for-profit institutions nationwide, and the other lawsuit was filed by the Association of Proprietary Colleges (“APC”), which represents more than 20 for-profit colleges in the state of New York. The lawsuits alleged, among other things, that the New GE Rule exceeded the ED’s statutory authority, violated institutions’ constitutional rights, and was arbitrary and capricious. On June 23, 2015, the federal district court in the lawsuit filed by APSCU rejected APSCU’s claims and granted summary judgment in favor of the ED, and on May 27, 2015, the federal district court in the lawsuit filed by APC rejected APC’s claims and granted summary judgment in favor of the ED. On March 8, 2016, the U.S. Court of Appeals for the District of Columbia rejected APSCU’s claims and affirmed the district court’s judgment in favor of the ED. No court has delayed the effective date of the New GE Rule and therefore the New GE Rule became effective July 1, 2015.

We may be subject to sanctions, including an increase in the amount of the ED Escrowed Funds, and other limitations in order to continue our campuses’ participation in Title IV Programs, state authorization and accreditation, if we or our campuses do not meet the financial standards of the ED, SAs or ACs. The ED, SAs and ACs prescribe specific financial standards that an institution must satisfy to participate in Title IV Programs, operate in a state and be accredited. The ED evaluates institutions for compliance with its financial responsibility standards each year, based on the institution’s annual audited financial statements, as well as following any change of control of the institution and when the institution is reviewed for recertification by the ED. In evaluating an institution’s compliance with the financial responsibility standards, the ED may examine the financial statements of the individual institution, the institution’s parent company or any party related to the institution. Historically, the ED has evaluated the financial condition of our institutions on a consolidated basis, based on our financial statements at the parent company level.

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

In calculating our institutions’ 2013 Composite Score, we believe that an exclusion for the effect of a change in accounting estimate related to the CUSO RSA should be available under the ED’s financial responsibility regulations, which would cause our 2013 Composite Score to be higher than if that exclusion was not permitted.

On January 28, 2015, we received a letter from the ED stating that it does not agree with our position concerning that exclusion, resulting in a determination by the ED that our institutions’ 2013 Composite Score was 0.9. As a result of this determination, the ED indicated that our institutions failed to comply with the ED’s financial responsibility standards. Due to our failure to submit our 2013 audited consolidated financial statements and Compliance Audits to the ED by the ED’s June 30, 2014 deadline, the ED had previously determined that we failed to comply with the ED’s financial responsibility standards for that reason and imposed penalties on us including being placed on provisional certification, having to request Title IV funds from the ED under the Heightened Cash Monitoring 1 method of payment, and requiring us to post a letter of credit with the ED in the amount of $79.7 million (which was subsequently replaced with a deposit of funds in the same amount into an ED escrow account under the ED Agreement). We are already subject to the same sanctions and penalties that the ED normally imposes on institutions that fail to have a Composite Score of at least 1.5, and the ED’s determination that our institutions have a 2013 Composite Score of 0.9 did not result in additional sanctions or penalties from the ED against us or our institutions, but we cannot assure you that the ED will not impose additional sanctions or penalties.

We disagree with the ED’s determination regarding our institutions’ 2013 Composite Score, and we believe that our institutions’ 2013 Composite Score is above 1.5. We provided a written response to the ED requesting that the ED reconsider its calculation of our institutions’ 2013 Composite Score and offered to meet with the ED to discuss this matter. The ED made a written request for additional information from us, to which we responded on March 25, 2015. On April 15, 2015, the ED reaffirmed its determination that our consolidated financial statements for the fiscal year ended December 31, 2013 yield a Composite Score of 0.9 out of a possible 3.0. On July 10, 2015, we submitted a written appeal to the ED of the ED’s April 15, 2015 determination, in which we explained in detail why we believe our institutions’ 2013 Composite Score is above 1.5. We cannot assure you that the ED will agree with our position on this matter.

Based on our 2014 fiscal year consolidated financial statements at the parent company level, prior to the Restatements, our institutions’ Composite Score for 2014 was 2.2, which was confirmed by the ED by letter dated December 10, 2015. We believe our Composite Score for 2014 after the Restatements was 2.0. Based on our calculations using our 2015 fiscal year consolidated financial statements, we believe our Composite Score for 2015 was 2.2.

The ED Escrowed Funds that the ED is holding might be accepted to satisfy any additional letter of credit requirement, but there can be no assurance that the ED would not require us to increase the amount of the ED Escrowed Funds based on our institutions’ 2013 Composite Score. Any significant delay in our institutions’ receipt of Title IV Program funds due to the penalties that the ED has imposed on us could adversely affect our financial condition, results of operations, liquidity and cash flows, could cause us to be in default of the Financing Agreement and could negatively impact our ability to satisfy our payment obligations under contractual arrangements, including the RSAs and the Financing Agreement. Depending on the length of the delay, we cannot assure you that we would be able to continue to operate our business in such an event. If the ED requires us to increase the amount of the ED Escrowed Funds or to provide a letter of credit payable to the ED, we cannot assure you that we would be able do so, or that, in the case of a required letter of credit, we would be able to provide the cash collateral necessary to obtain that letter of credit.

The SA’s financial standards include a variety of financial metrics and ratios, including, without limitation, positive net working capital, positive net worth, operating profit, one-to-one ratio of assets to liabilities and/or one-to-one ratio of current assets to current liabilities. In addition, some of the ACs and SAs to which we are subject can impose sanctions and penalties against us and our institutions if the ED calculates our Composite Score under the ED regulations to be below 1.5, including requiring us to post separate letters of credit for their benefit, or suspending or terminating our campuses’ authority to operate. Any sanctions or penalties imposed by the ACs and SAs could have a material adverse effect on our financial condition, results of operations, and cash flows. Our institutions violated the financial standards of the SAs in Florida, Pennsylvania, Tennessee, Texas and West Virginia, due to

•	the PEAKS Consolidation;

•	our institutions’ failure to submit their 2013 audited consolidated financial statements to the SAs by the applicable due dates; and/or

•	other factors.

As a result of these violations, our:

•	Florida SA:

•	changed the authorization to operate for each of our 11 campuses in Florida from an annual license to a provisional license, through March 31, 2016;

•	told us that it would conduct an on-site visit of each of our Florida campuses to determine the campus’ compliance with our Florida SA’s regulations;

•	told us that it would require each of our Florida campuses to correct any deficiencies noted during our Florida SA’s on-site visit of the campus;

•	required us to submit to our Florida SA any correspondence that we or any of our institutions have with the ED or the AC of our Florida campuses, within 15 days of the submission or receipt of that correspondence;

•	required each of our Florida campuses to submit a train-out plan to our Florida SA on or before September 4, 2014; and

•	required us to report to our Florida SA, at its September 2014 meeting, on the stability of our Florida campuses and any changes that may further affect our stability or operations;

•	Pennsylvania SA could:

•	place each of our seven campuses in Pennsylvania on quarterly financial reporting;

•	require each of our Pennsylvania campuses to submit to our Pennsylvania SA a teach-out plan with respect to all of the campus’ programs;

•	require each of our Pennsylvania campuses to submit to our Pennsylvania SA a business plan with respect to the campus’ operations;

•	raise the required amount of the surety bond that each of our Pennsylvania campuses are required to post for the benefit of our Pennsylvania SA; and/or

•	suspend or revoke each of our Pennsylvania campuses’ authorization to operate as an educational institution in Pennsylvania;

•	Tennessee SA could:

•	assess monetary fines against each of our five campuses in Tennessee;

•	require each of our Tennessee campuses to submit to our Tennessee SA an audit of the campus’ financial stability that is conducted in accordance with generally accepted auditing standards in the United States;

•	revoke or change each of our Tennessee campuses’ authorization to operate as an educational institution in Tennessee; and/or

•	suspend or terminate all or any portion of our Tennessee campuses’ operations in Tennessee, including, without limitation, new student enrollment, advertising and/or teaching specific programs;

•	Texas SA could:

•	assess an administrative penalty;

•	revoke our Texas campuses’ certificates of approval;

•	place conditions on our Texas campuses’ certificates of approval;

•	suspend the admission of students to our Texas campuses or programs;

•	deny program approvals for our Texas campuses;

•	deny, suspend or revoke the registration of our Texas campuses’ representatives;

•	apply for an injunction against our Texas campuses;

•	ask the attorney general to collect a civil penalty for violation of state law or regulations; and/or

•	order a peer review of our Texas campuses; and

•	West Virginia SA could:

•	raise the amount of the surety bond that our one campus in West Virginia needs is required to post for the benefit of our West Virginia SA;

•	call the surety bond that our West Virginia campus posted for the benefit of our West Virginia SA;

•	suspend, withdraw or revoke our West Virginia campus’ authorization to operate or solicit students in West Virginia;

•	change our West Virginia campus’ authorization to operate in West Virginia to a probationary authorization;

•	require our West Virginia campus to refund its students’ tuition and fees; and/or

•	take any other action against our West Virginia campus that our West Virginia SA deems appropriate.

If some or all of the sanctions described above were imposed on many of the affected campuses, those sanctions would have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

One or more of our institutions may have to post a letter of credit or be subject to other sanctions if it does not correctly calculate and return within the required time frame Title IV Program funds for, or refund monies paid by or on behalf of, students who withdraw before completing their program of study. The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (the “Return Policy”). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. For the vast majority of our campuses, a period of enrollment is generally an academic quarter. The institution must calculate and return to the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. The institution must return those unearned funds in a timely manner which is generally within 45 days of the date the institution determined that the student had withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the ED or be otherwise sanctioned by the ED. An institution is required to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution is found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. As of December 31, 2015, no audit or program review had found that any of our institutions violated the ED’s standard on the timely return of unearned Title IV Program funds so as to require the posting of a letter of credit with the ED. On January 26 and 27, 2016, the ED conducted a program review, where the ED reviewed our disbursement, reconciliation and reporting processes required by its October 19, 2015 letter. We have not received the results of the program review and cannot assure you that the ED will not impose additional requirements on us as a result of its program review. The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations. Further, we cannot assure you that our institutions would be able to submit a letter of credit payable to the ED in the amount required by the ED, or that we would be able to provide the cash collateral required to maintain any letter of credit.

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

One or more of our institutions may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high. Under a provision of the HEA commonly referred to as the 90/10 Rule, a proprietary institution may be sanctioned if, on a cash accounting basis, the institution derives more than 90% of its applicable revenue in a fiscal year from Title IV Programs. If an institution exceeds the 90% threshold for any single fiscal year, the ED would place that institution on provisional certification status for the institution’s following two fiscal years, unless the institution’s participation in Title IV Programs ends sooner. In addition, if an institution exceeds the 90% threshold for two consecutive fiscal years, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the end of the second subsequent fiscal year. Furthermore, if one of our institutions exceeded the 90% threshold for two consecutive fiscal years and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED could require the institution to repay, with limited exceptions, all Title IV Program funds disbursed by the institution after the effective date of the loss of eligibility.

For our 2015 fiscal year, none of our institutions derived more than approximately 80% of its applicable revenue on a cash accounting basis from Title IV Programs under the 90/10 Rule calculation. Any changes in federal law that increase Title IV Program grant or loan limits, or that count funds other than Title IV Program funds toward the 90% limit, may result in an increase in the percentage of revenue that we indirectly derive from Title IV Programs, which could make it more difficult for us to satisfy the 90/10 Rule.

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

Any of these sanctions could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us. Further, the ED can disapprove new educational program applications for administrative capability reasons. For example, in December 2014, the ED disapproved our application to offer four new degree programs at the ITT Technical Institutes due to administrative capability issues reported in recent Compliance Audits and ED program reviews, and in March 2015, the ED disapproved two of eight new degree programs that we applied to offer at DWC also due to administrative capability issues. In February 2016, the ED disapproved our request for reconsideration of the two new degree programs we had previously applied to offer at DWC, due to administrative capability issues reported in recent compliance audits. Our institutions’ 2014 Compliance Audits, which were submitted to the ED in June 2015, contained findings in some areas that were similar to or the same as some of the findings in the preceding years’ Compliance Audits.

On October 19, 2015, we received a letter from the ED identifying additional procedures that we are required to implement as a result of the identification of certain past deficiencies. These additional procedures include: requiring students to attend courses prior to the disbursement of Title IV Program funds to them; reporting disbursement and refund information as part of the monthly student roster reporting; providing certification forms regarding the reconciliation of accounts and eligibility of disbursements; and other reporting requirements. These additional procedures have resulted in the delay of our receipt of Title IV Program funds. While these additional procedures have affected the timing of our receipt of Title IV Program funds and have imposed an administrative burden on us, we do not expect them to have a significant negative effect on our overall cash flow or operations, but we cannot assure you that there will not be future delays in our institutions’ receipt of Title IV Program funds. We have implemented, and are in the process of implementing, measures to comply with the ED’s requirements. We have begun submitting the additional information to the ED, and intend to continue submitting information to the ED according to the schedule specified by the ED. On January 26 and 27, 2016, the ED conducted a program review, where the ED reviewed our disbursement, reconciliation and reporting processes required by its October 19, 2015 letter. We have not received the results of the program review, and cannot assure you that the ED will not impose additional requirements as a result of its program review.

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

We cannot be sure that the compensation that we have paid our employees will not be determined to violate the Incentive Compensation Prohibition. If the ED determines that our compensation practices violate the Incentive Compensation Prohibition, the ED could subject us to substantial monetary fines or penalties or other sanctions. We could also be subjected to qui tam lawsuits for alleged violations of the False Claims Act related to the Incentive Compensation Prohibition. Any of those sanctions and lawsuits could have a material adverse effect on our financial condition, results of operations, cash flows and future growth. For example, in January 2016, a court issued an order unsealing a qui tam False Claims Act complaint against us which alleges, among other things, that we violated the False Claims Act by receiving Title IV Program funds in violation of the Incentive Compensation Prohibition and other ED regulations, and also asserts a claim of retaliation. The complaint has not been served on us.

In November 2015, the ED announced that, in response to a decision in a court case challenging some aspects of the Incentive Compensation Prohibition, the ED had reconsidered its interpretation of the law and no longer interprets the regulations to prohibit compensation for recruiters that is based upon students’ graduation from or completion of their educational programs. As a result, in January 2016, we added an objective under the short-term compensation element of our executive compensation program, which objective is based on the graduation rate of ITT Technical Institute students. The ED has stated, however, that it reserves the right to take enforcement action against institutions if compensation labeled by an institution as graduation-based or completion-based compensation is merely a guise for enrollment-based compensation, which continues to be prohibited. Any determination by the ED that our use of a graduation rate-based objective in our compensation programs, or the application thereof, violates the Incentive Compensation Prohibition could subject us to substantial monetary fines or penalties or other sanctions, and the uncertainty around the permissibility of the use or application of such an objective could subject us to additional qui tam lawsuits alleging violations of the False Claims Act related to the Incentive Compensation Prohibition.

We cannot operate new campuses or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization. Our growth plans assume that we will be able to continue to obtain the necessary authorization from the ED, ACs and SAs to establish new campuses and expand or revise program offerings in a timely manner. If we are unable to obtain the required authorizations from the ED, ACs or SAs for any new campuses or any new or revised program offerings, or to obtain such authorizations in a timely manner, our ability to operate the new campuses or offer new or revised programs as planned would be impaired, which could have a material adverse effect on our growth plans.

The process of obtaining any required SA and AC authorizations can also delay our operating new campuses or offering new programs. The status of our institutions and the state laws and regulations in effect in the states where we are located or anticipate establishing a new location or the ACs standards may limit our ability to establish new campuses and expand the programs offered at a campus, which could have a material adverse effect on our growth plans.

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

Due to our institutions’ failure to submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by the June 30, 2014 due date, all of our institutions are provisionally certified to participate in Title IV Programs. Any institution provisionally certified by the ED must apply for and receive approval by the ED for any substantial change before the institution can award, disburse or distribute Title IV Program funds based on the substantial change. Substantial changes generally include, but are not limited to:

•	the establishment of an additional location;

•	an increase in the level of academic offering beyond those listed in the institution’s Eligibility and Certification Approval Report with the ED;

•	an addition of any non-degree program or short-term training program; or

•	an addition of a degree program by a proprietary institution.

In December 2014, the ED informed us that it had disapproved our application to offer four new degree programs at the ITT Technical Institutes due to administrative capability issues reported in recent Compliance Audits and ED program reviews. The ED also told us that we could reapply for these programs when we demonstrated improved performance in those areas. Although we believe that we have made improvements in the areas identified by the ED and we intend to reapply to the ED for approval to offer these programs in the future, we cannot assure you that the ED will approve that re-application or that the ED will permit us to apply for a third time if the re-application is not approved. In addition, in March 2015, the ED approved six and disapproved two new degree programs that we had applied to offer at Daniel Webster College. The basis for disapproval was due to administrative capability issues reported in recent compliance audits and ED program reviews. In February 2016, the ED disapproved our request for reconsideration of the two new degree programs we had previously applied to offer at DWC, due to administrative capability issues reported in recent compliance audits. Our institutions’ 2014 Compliance Audits, which were submitted to the ED in June 2015, contained findings in some areas that were similar to or the same as some of the findings in the preceding years’ Compliance Audits.

See “—If any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under the ED’s regulations, students attending those programs of study will be unable to use Title IV Program funds to help pay their education costs,” regarding additional program approval requirements that are contained in the New GE Rule.

Failure by any of our campuses or program offerings to satisfy the ACICS Council standards with respect to Student Retention Rates, Graduate Placement Rates or Licensure Examination Pass Rates could cause us to close those campuses and reduce the offerings of those programs. Under the standards of the ACICS, if the Student Retention Rate or Graduate Placement Rate:

•	of a campus falls below the ACICS benchmark standards, the campus is required to develop and implement a campus improvement plan and periodically report its results to the ACICS;

•	of a campus falls below the ACICS Council standards, the campus is required to develop and implement a campus improvement plan and come into compliance within a specified time period, or the ACICS may withdraw the campus’ inclusion in the institution’s grant of accreditation;

•	of a program offering at a campus falls below the ACICS benchmark standards, the campus is required to develop and implement a program improvement plan for that program offering; or

•	of a program offering at a campus falls below the ACICS Council standards, the program offering is required to develop and implement a campus improvement plan and come into compliance within a specified time period, or the ACICS may withdraw its authorization of that program offering.

The ACICS has also implemented standards related to Licensure Examination Pass Rates that apply to programs of study that have graduates who, if they seek employment, are required to have a certificate, licensure or registration based on an industry-sponsored examination in the applicable field. Under the ACICS standards, if the Licensure Examination Pass Rate:

•	of a program offering at a campus falls below the ACICS benchmark standards, the campus is required to develop and implement a program improvement plan for that program offering; or

•	of a program offering at a campus falls below the ACICS Council standards, the program offering is required to develop and implement a campus improvement plan and come into compliance within a specified time period, or the ACICS may withdraw its authorization of that program offering.

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

If any of our ITT Technical Institute locations and/or program offerings fall below the Student Retention Rate, Graduate Placement Rate or Licensure Examination Pass Rate standards and we were unable to timely bring those locations and/or program offerings into compliance, we may have to close those locations and reduce the offerings of those programs, which could have a material adverse effect on our growth plans, financial condition, results of operations and cash flows.

The failure of our programs of study offered in any state to qualify as credit hour programs, as opposed to clock hour programs, under the ED’s regulations would likely result in our students who attend those programs receiving less funds from Title IV Programs, may result in fewer students attending those programs and could result in financial penalties. The ED’s regulations related to determining when a program of study is required to measure student progress in clock hours for Title IV funding purposes, despite being approved by other regulatory agencies to be offered in credit hours, are complex. Students attending credit hour programs of study that are required to be measured in clock hours for Title IV purposes often receive less funds from Title IV Programs to pay their cost of education with respect to those programs of study. Students interested in those programs of study may have to use more expensive private financing to pay their cost of education or may be unable to enroll in those programs of study. Students may determine that they do not qualify for private financing or that the private financing costs make borrowing too expensive, which may cause students to abandon or delay their education. Any or all of these factors could reduce our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price. If we were to erroneously determine that a program of study is not required to measure student progress in clock hours for Title IV funding purposes, we would likely be liable for repayment of a portion of the Title IV Program funds provided to students in that program of study based on the difference between the amount of funds those students received and the amount they were eligible to receive.

Government and regulatory agencies and third parties have brought, and may bring additional, investigations, claims or actions against us based on alleged violations of the extensive regulatory requirements applicable to us, which could require us to pay monetary damages, receive other sanctions and expend significant resources to defend those claims or actions. We are subject to investigations and claims of non-compliance with regulatory standards and other actions brought by regulatory agencies, students, shareholders and other parties. Some of the more significant pending investigations, claims and actions are described in Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements. If the results of any investigations, claims and/or actions are unfavorable to us, we may be required to pay money damages or be subject to fines, penalties, injunctions, operational limitations, loss of eligibility to participate in federal or state financial aid programs, debarments, additional oversight and reporting, or other civil and criminal sanctions. Those sanctions could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, we have incurred, and expect to continue to incur, significant legal and other expenses in connection with investigations, claims and actions, which could have a material adverse effect on our financial condition, results of operations and cash flows. Investigations, claims and actions have caused and will continue to cause a substantial diversion of our management’s attention and resources from our ongoing business operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Adverse publicity regarding any investigations, claims and/or actions could also negatively affect our business and the market price of our common stock. Further, the fact that investigations, claims and actions are pending against us has resulted in, and could in the future result in, increased scrutiny, the withholding of authorizations and/or the imposition of other sanctions by SAs, the ACs and other regulatory agencies governing us. See “Business – Highly Regulated Industry.”

See Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, and the discussions under the sub-headings “Government Investigations” and “Litigation,” for information regarding certain lawsuits and investigations affecting us.

Investigations, claims and actions against companies in our industry could adversely affect our business and stock price. The operations of a number of other companies in the postsecondary education industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews, investigations or lawsuits by the U.S. Department of Justice, SEC, ED, CFPB, Government Accountability Office, Department of Veterans Affairs, Federal Trade Commission, Department of Defense, state education and professional licensing authorities, states’ attorney general offices or other state agencies. These investigations and actions have alleged, among other things, deceptive trade practices and noncompliance with applicable laws and regulations. These allegations have attracted adverse media coverage that may negatively affect public perceptions of proprietary education institutions, including the ITT Technical Institutes and Daniel Webster College. Adverse media coverage regarding other companies in the proprietary education sector or regarding us directly could damage our reputation, could result in lower enrollments, revenue and profit, and could have a negative impact on our stock price. These allegations, reviews, investigations and enforcement actions and the accompanying adverse publicity could also result in increased scrutiny of, and have a negative impact on, us and our industry.

Our campuses’ failure to comply with the requirements for receiving veterans’ educational benefits or Department of Defense tuition assistance program funds could result in their loss of eligibility to receive such benefits and funds, which could materially and adversely affect our business. All of our campuses are approved to receive veterans’ educational program benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, as amended (collectively the “GI Bill Programs”). Although recent actions by the state approving agencies in California and New York were resolved favorably to us in 2015, we believe that state approving agencies in other states may take similar actions to suspend the approval of our courses offered by the campuses in those states for receipt of veterans’ educational program benefits under the GI Bill Programs and require the submission of additional information and reports. Any of these actions by any state approving agency could materially and adversely affect our enrollments, results of operations and financial condition. If a material amount of the veterans’ educational benefits funding that our students have historically received that is included in our non-Title IV revenue for purposes of the 90/10 Rule is no longer available, the percentage of our revenue from Title IV sources could materially increase, which could make it more difficult for us to satisfy the 90/10 Rule.

If the ED determines that borrowers of federal student loans who attended our institutions have a defense to repayment of their federal student loans based on a state law claim against any of our institutions, our institutions’ repayment liability to the ED could have a material adverse effect on our financial condition, results of operations and cash flows. In addition to other authority, the ED’s current regulations provide borrowers of loans under the FDL program a defense against an attempt to collect their FDL program loans based on any act or omission of the school attended by the student that would give rise to a cause of action under applicable state law. In the event the borrower asserts this defense, and the borrower’s defense against repayment is successful, the ED will discharge all or part of the student’s obligation to repay the loan, and may proceed to require the student’s school to repay the amount of the loan to which the defense applies. The theory behind this regulation is that students who were victims of fraud should not be required to repay their FDL program loans and that the responsible institution should be accountable for loans forgiven by the ED based on the ED’s determination that there is a valid defense to repayment.

On June 8, 2015, the ED issued a fact sheet, announcing steps it would be taking to support efforts by borrowers to secure discharge of their FDL program loans under the borrower defense regulations. Among those steps, the ED indicated that it would be appointing a Special Master to oversee borrower defense issues and to create a streamlined process for discharge applications, and that it would be revisiting the borrower defense regulations in the future for the purpose of creating a better system for debt relief. In announcing these actions, the ED also stated that its authority under the law extends to all institutions.

On October 20, 2015, the ED published a notice in the Federal Register requesting nominations for negotiators to serve on a negotiated rulemaking committee that will address for loans made under the FDL program: (1) the procedures to be used for a borrower to establish a defense to repayment; (2) the criteria that the ED will use to identify acts or omissions of an institution that constitute defenses to repayment of FDL program loans, including the creation of a federal standard; (3) the standards and procedures that the ED will use to determine the liability of the institution for amounts based on borrower defenses; (4) the effect of borrower defenses on institutional capability assessments; and (5) other loan discharges. In addition, the committee may also consider if and how these issues will affect the FFEL program.

The negotiated rulemaking committee began its deliberations in January 2016 and will conclude its three scheduled meetings in March 2016, following which the ED is expected to issue a proposed regulation for public comment. During the negotiated rulemaking, the ED has supported permitting borrowers to seek discharge of their FDL program loans based on acts or omission of their school that violate a new federal standard or standards, thereby obviating the need for the ED to determine whether there is a cause of action against the school under the applicable state law. The ED has indicated that should a new federal standard or standards be created, it would only be applicable where the contested loan was first disbursed on or after July 1, 2017. In accordance with the ED’s rulemaking calendar, any final rule published by November 1, 2016, would be effective July 1, 2017.

If the ED determines that borrowers of FDL program loans who attended our institutions have a defense to repayment of their FDL program loans based on a certain act or omission of any of our institutions, the repayment liability to the ED could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in the amount or availability of veterans’ educational benefits or Department of Defense tuition assistance programs could materially and adversely affect our business. Certain members of Congress and the Obama Administration have increased their focus on Department of Defense tuition assistance and the Department of Veterans Affairs veterans educational benefits that are used for programs of study offered at proprietary education institutions, particularly distance education programs of study. EO 13607 requires an institution to agree to comply with the principles of excellence described in the EO in order for the institution to participate in the Department of Defense tuition assistance and Department of Veterans Affairs veterans’ education benefits programs, including the Post-9/11 GI Bill and the Tuition Assistance Program for active duty service members. Among other things, the principles of excellence include a requirement that institutions implement an institutional refund policy for veterans and service members that is aligned with the return of unearned student aid rules applicable to Title IV Programs when students withdraw prior to completing their programs. In addition, federal legislation has been introduced that would revise the 90/10 Rule to count Department of Defense tuition assistance and Department of Veterans Affairs veterans’ educational benefits toward the 90% limit. To the extent that any laws, regulations or other requirements are adopted that limit or condition the amount of educational benefits that veterans and active duty service members can use toward their costs of education at proprietary education institutions or in distance education programs, or that limit or condition the participation of proprietary education institutions or distance education programs in veteran or military tuition assistance programs or in Title IV Programs with respect to veteran or military tuition assistance programs, our enrollments, results of operations and financial condition could be materially and adversely affected.

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

On October 13, 2015, NEASC sent a letter to DWC, notifying DWC that, among other things, a continued formal notice of concern would be issued to DWC that it is in danger of not meeting NEASC’s accreditation standard on Financial Resources and that a determination about DWC’s compliance with NEASC’s accreditation standards on Organization and Governance and Planning and Evaluation would be deferred pending receipt of additional information from DWC by January 6, 2016. The letter also indicated that a determination would be made at or following NEASC’s March 2016 meeting about DWC’s compliance with the standards on Organization and Governance and Planning and Evaluation and additional monitoring, including the status of DWC’s Fall 2016 comprehensive evaluation and reports and visits related to the continued formal notice of concern. If these matters are not resolved to NEASC’s satisfaction and DWC ultimately were to lose its accreditation, it would lose its eligibility to participate in Title IV Programs and possibly its ability to operate. If we could not arrange for alternative financial resources for the students attending DWC, we could be forced to close DWC, which could have a negative impact on the realizable value of DWC’s assets and could result in a material impairment charge.

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

Laws and regulations relating to marketing practices could limit our marketing activities or cause us to discontinue the marketing activities that we currently use or plan to use, and failure to comply with such laws and regulations could result in statutory damages or lawsuits against us. We rely on a variety of direct-to-consumer marketing techniques, including telemarketing, email marketing and postal mailings, and we are subject to various laws and regulations which govern marketing and advertising practices. For example, the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, the CAN-SPAM Act of 2003 and various other federal and state laws and regulations impose requirements on the manner and extent to which we can market our programs to prospective students. The Telephone Consumer Protection Act requires, among other things, that we receive prior express written consent from consumers in order to place telemarketing calls to wireless phones using certain technology. Efforts to comply with these regulations may negatively affect our ability to contact prospective students and, therefore, our revenue and profitability. Newly-adopted or amended laws and regulations relating to telemarketing, and increased enforcement of such laws and regulations by governmental agencies or by private litigants, could adversely affect our business, operating results and financial condition. Our failure to comply with laws and regulations applicable to our marketing activities could also result in statutory damages and class action lawsuits or other lawsuits against us.

Risks Related to Our Business

Our guarantee obligations under the private education loan programs have had, and could continue to have, a material adverse effect on us, our consolidated financial statements and our compliance with covenants and metrics to which we are subject. We have entered into risk sharing and guarantee agreements with entities related to private education loans provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources does not cover. Our obligations under the PEAKS Guarantee will remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. Our obligations under the CUSO RSA will remain in effect, until all private education loans made under the CUSO Program are paid in full. See Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for information regarding the guarantee payments, the payments on behalf of borrowers and the payments that we made related to the RSAs in 2015.

The repayment performance of the private education loans under the RSAs has been significantly worse, and the charge-off rate on those loans has been significantly higher, than we originally projected when we entered into the RSAs and our subsequent projections. Further, under the PEAKS Guarantee, due to the PEAKS Consolidation and other factors, we were not in compliance with certain financial metrics under the PEAKS Program, which resulted in an increase in the required minimum Asset/Liability Ratio and a requirement that we make higher payments under the PEAKS Guarantee. As a result of the higher charge-off rates of the private education loans made under both the CUSO Program and PEAKS Program and the increased Asset/Liability Ratio, we have made payments related to the RSAs that have been significantly higher than we initially anticipated, and we currently estimate that we will be required to make payments in material amounts under the RSAs in 2016 and future years. See Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for the amount of payments that we currently estimate we will be required to make through the remaining terms of the RSAs.

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

As a consequence of the Restatements, the quarterly and annual reports for the affected periods that we were required to deliver to the indenture trustee of the PEAKS Trust under the PEAKS Guarantee were inaccurate. We delivered corrected reports to the indenture trustee on March 14, 2016, and we believe that if any breach of the PEAKS Guarantee or any event of default under the PEAKS Indenture had occurred as a result of the Restatements, that our delivery of the corrected reports has cured any such breach or event of default. We cannot predict, however, whether the holders of the PEAKS Senior Debt will assert other breaches of the PEAKS Guarantee by us or assert that any breach of the PEAKS Guarantee or event of default under the PEAKS Indenture was not properly cured.

As a consequence of the Restatements, the quarterly and annual reports for the affected periods that we were required to deliver to the CUSO were inaccurate. We delivered corrected reports to the CUSO on March 14, 2016, and we believe that if any breach of any of our obligations under our agreements with the CUSO or any event of default had occurred as a result of the Restatements, that our delivery of the corrected reports has cured any such breach or event of default. We cannot predict, however, whether the CUSO will assert other breaches of our agreements with the CUSO or assert that any breach or event of default was not properly cured.

We have offset approximately $8.5 million against amounts owed to us by the CUSO under a revolving note owed to us by the CUSO (the “Revolving Note”), instead of making additional payments under the CUSO RSA in that amount. We understand the CUSO’s position to be that the offset was improper and, as a result, we are in default under the CUSO RSA. In the event of a default by us under the CUSO RSA related to the offset, we may be required to pay to the CUSO approximately $10.2 million, net of approximately $1.0 million of recoveries from charged-off loans that are owed, but have not been paid, to us. If the CUSO instead were to withdraw cash collateral in that amount from the restricted bank account maintained to hold collateral to secure our obligations under the CUSO RSA, we would be required to deposit that amount of cash in the account to maintain the required level of collateral under the CUSO RSA.

In addition, the litigation brought by the CFPB against us, including the allegations and ultimate outcome, could result in disputes regarding obligations and liabilities in connection with our private loan program guarantees.

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

Our estimates of the future payment amounts under the CUSO RSA and the timing of those payments, assume, among other factors, that we do not make any Discharge Payments (as defined below) in 2016 or future years, based on the uncertainty related to the amount of future operating cash flows that will be available to us to make Discharge Payments. If we do make Discharge Payments in any future years, the effect of those Discharge Payments will be to reduce the total amount of our projected future payments under the CUSO RSA.

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

Our management has identified material weaknesses in our internal control over financial reporting, which could, if not remediated, result in material misstatements in our future financial statements and may adversely affect our business and stock price. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rule 13a-15(f) under the Exchange Act. As disclosed in Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K, as of December 31, 2015, our management identified a material weakness in our ICFR related to a deficiency in the design and operation of a review control over the financial close and reporting process specific to the PEAKS Senior Debt balances reported in the financial statements, including:

•	appropriate reconciliation of the reported amounts and related amortization of the discount recorded against the PEAKS Senior Debt balance; and

•	adequacy of the depth, sufficiency and number of resources with the technical expertise available in our accounting and finance group to appropriately identify, research, analyze and conclude upon the accounting treatment.

A material weakness is defined as a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses discussed above, our management concluded that our ICFR was not effective as of December 31, 2015. This is the third consecutive year that our management has concluded that our ICFR was not effective. As of December 31, 2013, our management concluded that our ICFR was not effective as a result of four material weaknesses, three of which were remediated as of December 31, 2014, but one of which remained unremediated as of December 31, 2014. This remaining material weakness, which related to data obtained from third parties related to private education loans, was remediated as of December 31, 2015. As of December 31, 2014, our management concluded that our ICFR was not effective as a result of three material weaknesses, two of which were remediated as of December 31, 2015. The unremediated material weakness was the one noted above. Further, we cannot assure you that additional material weaknesses in our ICFR will not be identified in the future.

Although we are implementing remedial measures designed to address the identified material weakness, if our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our ICFR are discovered or occur in the future, our consolidated financial statements may contain material misstatements. These misstatements could result in additional restatements of our consolidated financial statements, cause us to fail to meet our reporting obligations, lead to a default under our Financing Agreement, reduce our ability to obtain financing, increase the cost of any financing that we obtain or cause investors to lose confidence in our reported financial information, which could lead to a decline in our stock price. The likelihood of any or all of those risks may be increased as a result of the unremediated material weakness and/or the fact that we have had ineffective ICFR in three consecutive years.

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

The Financing Agreement also requires us to maintain compliance with a total leverage ratio and a fixed charge coverage ratio, as well as with certain educational regulatory measurements. In determining our compliance with the leverage ratio covenant, we are required to include the PEAKS Senior Debt and the CUSO Secured Borrowing Obligation (defined below) in the amount of our indebtedness, and therefore the amount of such liabilities could negatively impact our ability to comply with the leverage ratio covenant in the Financing Agreement. In addition, we are required to limit our annual payments with respect to the CUSO Program and the PEAKS Program. Further, pursuant to the Financing Agreement, we must provide the lenders with our quarterly financial statements within 45 days after the end of each fiscal quarter and our annual, audited financial statements within 90 days after the end of each fiscal year. If we are not able to deliver our financial statements for future periods by the applicable due dates, we would have to seek a waiver or an additional amendment to the Financing Agreement, which we may not be able to obtain on terms acceptable to us or at all. If we cannot obtain a waiver or amendment, the failure to timely deliver our financial statements would be an event of default under the Financing Agreement.

In connection with the Restatements, we obtained a waiver under the Financing Agreement, pursuant to which the lenders under the Financing Agreement waive any default or event of default that may have occurred and is continuing, or may occur, under the Financing Agreement or related loan documents as a result of various matters related to, or in connection with, the Restatements. Although the financial impact of the Restatements did not affect our compliance with any of the financial covenants in the Financing Agreement, we cannot assure you that actions taken by the ED affecting us or other factors relating to recent or future events affecting us, will not violate the covenants, or constitute a default by us, under the Financing Agreement. We may not be able to obtain additional amendments to, or waivers of, those covenants or events of default.

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

We may be required to make payments under the PEAKS Program and/or the CUSO RSA in 2016 or future years that exceed our current estimates and the guarantee payment limitation amount contained in the Financing Agreement. In such event, we would have to seek a waiver or an additional amendment to the Financing Agreement, which we may not be able to obtain on terms acceptable to us or at all. If we cannot obtain a waiver or amendment, the payment of amounts under the PEAKS Guarantee in excess of the stated limitation would be an event of default under the Financing Agreement.

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

A default by us under the Financing Agreement could also lead to a determination by:

•	the ED to impose additional sanctions;

•	the ACs that our institutions are not financially stable; and/or

•	one or more of the SAs that our institutions do not satisfy the SAs’ financial requirements.

If the ED, ACs and/or SAs determines that our institutions do not satisfy the applicable financial requirements for that reason, and given the sanctions that have already been imposed on our institutions for other reasons, these agencies could:

•	impose monetary fines or penalties on our campuses;

•	terminate or limit our campuses’ operations or ability to award credentials;

•	restrict or revoke our campuses’ accreditation;

•	limit, terminate or suspend our campuses’ eligibility to participate in Title IV Programs or state financial aid programs;

•	require our campuses to repay funds received under Title IV Programs or state financial aid programs;

•	require us to post new letters of credit or increase the amounts of or extend the duration of amounts held in escrow;

•	increase the level of heightened cash monitoring to which our institutions are already subject by the ED;

•	transfer our institutions from the ED’s heightened cash monitoring system of receiving Title IV Program funds to its reimbursement system, which would significantly delay our institutions’ receipt of Title IV Program funds;

•	place a maximum limit on the amount of Title IV funding that our institutions could receive or a maximum limit on the number of students to whom our institutions could award Title IV program funds;

•	deny applications for our institutions to obtain Title IV eligibility for new educational programs or new campuses or educational sites; and

•	subject us or our campuses to other penalties.

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

The Restatements may lead to additional risks and uncertainties, including shareholder litigation, loss of investor confidence and negative impacts on our stock price. In addition to the Restatements, we previously restated our unaudited condensed consolidated financial statements as of and for each of the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. Restatements may increase the risk of additional shareholder litigation against us. In addition, the fact that we have restated our financial statements in multiple periods may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital. We did not file our Annual Report on Form 10-K for the year ended December 31, 2013, our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014, June 30, 2014, and September 30, 2014, our Annual Report on Form 10-K for the year ended December 31, 2014 or our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 within the timeframes required by the SEC. As a result of our late filings, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business. We are ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale for a period of 12 months following the month in which we regained compliance with our SEC reporting obligations, which was June 12, 2015.

If we fail to effectively identify, establish and operate new campuses, our opportunity to grow will be limited. Part of our business strategy includes operating new campuses at locations throughout the United States. Establishing new campuses poses challenges and requires us to make investments in management and capital expenditures, incur marketing and advertising expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of existing campuses. To operate a new campus, we would be required to obtain the appropriate authorizations from the ED and applicable SAs and ACs, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible to participate in Title IV Programs, a new campus must be certified by the ED, before it starts disbursing Title IV Program funds to its students. See “—We cannot operate new campuses or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization.” We cannot be sure that we will be able to identify suitable growth opportunities, obtain the required authorizations, or successfully integrate or profitably operate any new campuses. Any failure by us to effectively identify, establish and manage the operations of newly established campuses could limit our growth opportunities, make any newly established campuses more costly to operate than we had planned and have a material adverse effect on our growth plans and results of operations.

Our success depends, in part, on our ability to effectively identify, develop, obtain approval to offer and teach new programs at different levels in a cost-effective and timely manner. Part of our business strategy also includes increasing the number, levels, lengths and disciplines of programs offered at our campuses. Developing and offering new programs pose challenges and require us to make investments in research and development, management and capital expenditures, to incur marketing and advertising expenses and to devote other resources that are in addition to, and in some cases greater than, those associated with our current program offerings. In order to offer new programs at different levels at our campuses, we may be required to obtain the appropriate authorizations from the ED, SAs, ACs and, in certain circumstances, specialized programmatic accrediting commissions, which may be conditioned or delayed in a manner that could affect the programs offered at our campuses. We cannot be sure that we will be able to identify new programs, that we will be able to obtain the requisite authorizations to offer new programs at different levels at our campuses or that students will enroll in any new programs that we offer at our campuses. Any failure by us to effectively identify, develop, obtain authorization to offer and teach new programs at our campuses could have a material adverse effect on our growth plans and results of operations. See “Business – Business Strategy – Enhance Results at Each Institution,” “—If any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under the ED’s regulations, students attending those programs of study will be unable to use Title IV Program funds to help pay their education costs”, “—We cannot operate new campuses or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization” and “—Failure by any of our campuses or program offerings to satisfy the ACICS Council standards with respect to Student Retention Rates, Graduate Placement Rates or Licensure Examination Pass Rates could cause us to close those campuses and reduce the offerings of those programs.”

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

Increases in institutional scholarships and awards and internal student financing could have a material adverse effect on our cash flows, revenue and student population. During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. By June 30, 2013, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. We believe that the Opportunity Scholarship has, and will continue to, reduce our students’ need and use of private education loans, as well as decrease the internal student financing that we provide to our students. As an institutional scholarship, our revenue is reduced by the amount of the Opportunity Scholarship awarded. In addition, no cash payments are received and students will not be obligated to make payments to us of the amounts awarded under the Opportunity Scholarship. Therefore, the amounts receivable from students to us, as well as our revenue, decreased in 2015 and, we believe, may continue to decrease in 2016.

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

We have a significant amount of cash held in escrow with the ED, which has a continuing material adverse effect on our cash flows and liquidity. In December 2015, we deposited $79.7 million to be held in escrow by the ED in replacement of the ED Letter of Credit requirement. The holding of such funds in escrow has, and will continue to have, a material adverse effect on our liquidity, and significantly reduces the amount of cash that we have available for other purposes, including to satisfy our future payment obligations under the RSAs. The ED Escrowed Funds are not available for use by us, and could be used by the ED if for one or more of the following purposes:

•	to pay refunds of institutional or non-institutional charges owed to or on behalf of current or former students of our institutions, whether our institutions remain open or have closed;

•	to provide for the “teach-out” of students enrolled at the time of closure of our institutions; and

•	to pay any liabilities owing to the ED arising from acts or omissions by our institutions, on or before November 4, 2019, in violation of requirements set forth in the HEA, including the violation of any agreement entered into by our institutions with the ED regarding the administration of Title IV Programs.

The fact that a significant amount of our cash is held in escrow with the ED could also negatively affect our ability to satisfy the financial metrics of the SAs and ACs to which we are subject. We cannot assure you that we will not have to deposit additional amounts to be held as ED Escrowed Funds, which deposit could have a material adverse effect on our cash flows and liquidity.

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

The ability of the CPD to provide education-related services depends, in large part, on obtaining authorizations from vendors and trade associations to use their content in the CPD’s education-related services. Part of our business strategy includes developing and providing education-related services to students and other constituencies. Through the CPD, we are developing and providing education-related services, including training programs, curricula, assessments and consulting. The majority of the content of the education-related services provided by the CPD is authorized under agreements between the CPD and vendors or trade associations (the “Content Agreements”). We cannot be sure that we will be able to maintain or renew the existing Content Agreements or enter into new Content Agreements. Any failure by us to effectively identify or develop content for education-related services, or maintain, renew or obtain Content Agreements with respect to our education-related services, could have a material adverse effect on our growth plans and results of operations.

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

Recent and ongoing adverse matters affecting us and our industry, including, without limitation, investigations, claims and lawsuits, and the negative publicity associated with those matters, may make it significantly more difficult for us to attract, motivate and retain employees at all levels of our organization. In addition, volatility or lack of performance in our stock price may also affect our ability to attract and retain key employees. Our key executives may be more inclined to leave us, because the exercise prices of their stock options are significantly above the market price of our common stock or the perceived value of their restricted stock units continues to decline.

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

A breach of the physical security at any of our locations could harm our business. There have been a number of shooting and other incidents involving violence at school locations over the last several years. An incident involving violence resulting from a breach of the physical security or otherwise at any of our locations and/or harm to any of our students or employees could expose us to adverse publicity, as well as significant litigation and claims from third parties, which could have a material adverse effect on our reputation, business, prospects, results of operations, financial condition or cash flows.

The Early Career Academy is highly regulated, may require significant expenditures by us and may not be a successful business endeavor. To date, we have become the EMO for only three public charter high schools. As such, the Early Career Academy is in the initial stages, and we cannot assure you that it will be a successful endeavor for us in the foreseeable future or at all. The Early Career Academy business is subject to extensive regulation, and we believe that it may require significant expenditures by us. Some of the factors that could have an adverse effect on the business of the Early Career Academy include, among others:

•	a reduction in government funding for, or a loss of tax-exempt status or funding eligibility by, public charter high schools;

•	the poor performance or misconduct by the Early Career Academy or operators of other public charter high schools;

•	legal claims challenging various aspects of public charter high schools; and

•	non-compliance with applicable regulations.

In addition, offering education programs to minors through secondary school operations involves certain laws, regulations, liabilities and risks that we have not had to previously address or been subject to in connection with offering education programs to adults through our post-secondary operations. We may be subject, directly or indirectly, to legal claims associated with the actions of, or filed by, employees and students of the Early Career Academy. In the event of accidents or injuries or other harm to students, we may be at an increased risk of claims alleging that we were negligent, provided inadequate supervision or were otherwise liable for their injuries and our insurance may not cover the expenses of litigation or settlement amounts. Any such claims could adversely affect our reputation and our ability to retain authorizations to operate the Early Career Academy. Even if unsuccessful, such a claim could also create unfavorable publicity, cause us to incur substantial expenses and divert the time and attention of management.

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

Risk Related to Our Common Stock

The trading price of our common stock may fluctuate and decline substantially in the future. The trading price of our common stock has fluctuated and declined, and may continue to fluctuate and decline, substantially as a result of a number of factors, some of which are not within our control. Those factors include, among others:

•	our ability to meet or exceed our own forecasts or expectations of analysts or investors;

•	quarterly variations in our operating results;

•	changes in federal and state laws and regulations and accreditation standards, or changes in the way that laws, regulations and accreditation standards are interpreted and applied;

•	the initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any adverse publicity related thereto;

•	the effects of financial reporting matters, such as material weaknesses in internal control over financial reporting, restatements and the Consolidations;

•	actions by the New York Stock Exchange (“NYSE”), or uncertainty related to possible actions by the NYSE, related to the continued listing of our common stock;

•	negative media reports with respect to us and/or our industry;

•	changes in our own forecasts or earnings estimates by analysts;

•	price and volume fluctuations in the overall stock market, which have affected the market prices of many companies in the proprietary, postsecondary education industry in recent periods;

•	the amount and availability of financing and grant programs for our students;

•	the short interest in our stock at any point in time;

•	the loss of key personnel; and

•	general economic conditions.

Those factors could adversely affect the trading price of our common stock and could prevent an investor from selling shares of our common stock at or above the price at which those shares were purchased.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2015, we:

•	leased 112 facilities used by our campuses;

•	owned 42 facilities used by our campuses;

•	leased one facility that is intended to be used by a new campus in the future; and

•	leased six facilities that are not expected to be used as a campus or learning site, all of which have leases that expire by January 2017.

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

We generally locate our campuses in suburban areas near major population centers. We generally house our campus facilities in modern, air conditioned buildings, which include classrooms, laboratories, student break areas and administrative offices. Our campuses typically have accessible parking facilities and are generally near a major highway. The facilities at our locations range in size from approximately 10,000 to 58,000 square feet. The initial lease terms of our leased facilities range from approximately one to 15 years. The average remaining lease term of our leased facilities is approximately three years. If desirable or necessary, a campus may be relocated to a new facility reasonably near the existing facility at the end of the lease term.

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

	2015		2014
Fiscal Quarter Ended	High	Low	High	Low
March 31	$10.10	$6.36	$45.80	$26.73
June 30	$7.19	$1.93	$29.89	$16.20
September 30	$6.10	$2.76	$17.17	$4.07
December 31	$4.10	$2.90	$14.10	$3.66

There were 80 holders of record of our common stock on March 11, 2016.

We did not pay a cash dividend in 2015 or 2014. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law, as well as the limitations contained in our Financing Agreement. The Financing Agreement generally prohibits us from paying dividends; accordingly, we do not anticipate paying dividends while the Financing Agreement is outstanding. Any decision thereafter to pay dividends will depend on general business conditions, the effect of such payment on our financial condition and other factors our Board of Directors may in the future consider to be relevant.

We did not sell any of our securities during the three months ended December 31, 2015 that were not registered under the Securities Act.

In the three months ended December 31, 2015, we did not repurchase any shares of our common stock. Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act (the “Repurchase Program”). The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of December 31, 2015. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The performance graph set forth below compares the cumulative total shareholder return on our common stock with the S&P 500 Index, a Peer Issuer Group Index and a former peer issuer index for the period from December 31, 2010 through December 31, 2015. The peer issuer group consists of the following companies selected on the basis of the similar nature of their business: American Public Education, Inc., Apollo Education Group, Inc., Bridgepoint Education, Inc., Capella Education Company, Career Education Corp., DeVry Education Group, Inc., Grand Canyon Education, Inc., K12 Inc., Lincoln Educational Services Corporation, Strayer Education, Inc. and Universal Technical Institute, Inc. (the “Peer Issuer Group”). We believe that, including us, the Peer Issuer Group represents a significant portion of the market value of publicly traded companies whose primary business is postsecondary education. The Peer Issuer Group differs from the former peer issuer group in that Corinthian Colleges, Inc. was included in the former peer issuer group, but was removed from the Peer Issuer Group due to its common stock being delisted in 2015.

Cumulative Total Return

(Based on $100 invested on December 31, 2010 and assumes

the reinvestment of all dividends)

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
ITT Educational Services, Inc.	100.00	89.32	27.18	52.72	15.09	5.86
Peer Issuer Group Index	100.00	99.04	50.10	72.30	72.41	38.82
Former Peer Issuer Group Index	100.00	100.63	48.70	71.91	74.40	39.34
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75

The preceding stock price performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.	Selected Financial Data.

The following selected financial data are qualified by reference to and should be read with our Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial data included elsewhere in this report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional discussion of the selected financial data and the impact of the Consolidations. The amounts below as of and for the year ended December 31, 2014 consist of the restated amounts, which reflect the Restatements.

	Year Ended December 31,
	2015	2014 (a)	2013 (a)	2012	2011
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$849,826	$961,783	$1,072,311	$1,286,633	$1,499,977
Cost of educational services	390,610	460,782	486,353	538,350	553,065
Student services and administrative expenses	343,676	389,116	397,541	400,856	414,156
Goodwill and asset impairment	5,203	2,454	0	15,166	0
Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters (b)	26,093	32,008	6,923	873	0
Loss related to loan program guarantees (c)	0	2,019	90,964	101,025	23,500
Provision for private education loan losses	5,083	14,150	29,349	0	0

Total costs and expenses	770,665	900,529	1,011,130	1,056,270	990,721

Operating income	79,161	61,254	61,181	230,363	509,256
Gain (loss) on consolidation of variable interest entities	0	16,631	(73,248)	0	0
Interest income (expense), net	(39,761)	(37,743)	(25,169)	(2,375)	1,077

Income (loss) before provision for income taxes	39,400	40,142	(37,236)	227,988	510,333
Provision (benefit) for income taxes	16,102	16,822	(10,212)	89,018	201,247

Net income (loss)	$23,298	$23,320	$(27,024)	$138,970	$309,086

Earnings (loss) per share: (d)
Basic	$0.99	$0.99	$(1.15)	$5.82	$11.27
Diluted	$0.97	$0.98	$(1.15)	$5.79	$11.18

Other Operating Data (e):
Capital expenditures, net (f)	$6,586	$6,092	$5,147	$18,250	$30,900
Number of students at end of period	44,922	53,646	57,542	61,059	73,255
Number of campuses at end of period	138	144	147	147	141
Number of learning sites at end of period	0	0	2	2	3

	As of December 31,
	2015	2014 (a)	2013 (a)	2012	2011
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents and investments	$130,897	$135,937	$215,771	$243,465	$379,609
Total current assets	$243,098	$291,414	$434,616	$386,580	$456,790
Property and equipment, less accumulated
depreciation	$142,164	$157,072	$168,509	$189,890	$201,257
Total assets	$664,014	$752,838	$806,851	$675,204	$729,320
Total current liabilities	$330,107	$322,733	$473,777	$327,023	$345,243
Total long-term debt (g)	$30,701	$134,880	$71,341	$140,000	$150,000
CUSO secured borrowing obligation, excluding current portion	$91,728	$100,194	$0	$0	$0
Total liabilities	$502,878	$610,766	$691,205	$549,439	$560,215
Shareholders’ equity	$161,136	$142,072	$115,646	$125,765	$169,105

(a)	Beginning on February 28, 2013, we consolidated the PEAKS Trust in our consolidated financial statements. Beginning on September 30, 2014, we consolidated the CUSO in our consolidated financial statements. See Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Consolidations.
(b)	Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters represent the expenses that we believe are not representative of those normally incurred in the ordinary course of business, including, with respect to accounting matters, accounting for and audit expenses specifically related to the PEAKS Consolidation and the restatement of our 2013 quarterly consolidated financial statements. See Note 8 –Variable Interest Entities of the Notes to Consolidated Financial Statements for a further discussion of the Consolidations, and Note 15– Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the settlements, lawsuits and investigations.
(c)	Loss related to loan program guarantees represents the additional contingent liability accruals recorded for the RSAs and the 2007 RSA, which includes the accrual that we recorded in 2012 for the settlement related to the 2007 RSA.
(d)	Earnings (loss) per share for all periods have been calculated in conformity with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC” or “Codification”) 260, “Earnings Per Share.” Earnings (loss) per share data are based on historical net income and the weighted average number of shares of our common stock outstanding during each period. The number of shares used to calculate basic earnings per share differs from the number of shares used to calculate diluted earnings per share. The number of shares used to calculate basic earnings per share was the weighted average number of common shares outstanding. The number of shares used to calculate diluted earnings per share was the weighted average number of common shares outstanding, plus the average number of shares that could be issued under our stock-based compensation plans and less the number of shares assumed to be purchased with any proceeds received from the exercise of awards under those plans.
(e)	We did not pay any cash dividends in any of the periods presented.
(f)	The amounts included in the line items Capital expenditures, net and Facility expenditures and land purchases reported in our Consolidated Statements of Cash Flows in our Annual Reports on Form 10-K for our fiscal years ended December 31, 2013, 2012 and 2011, have been combined and are shown as Capital expenditures, net in this table.
(g)	Total long-term debt for the years ended December 31, 2015, 2014 and 2013 represent the amounts shown on our Consolidated Balance Sheets under the line items related to long-term debt and the PEAKS Senior Debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The information in this management’s discussion and analysis of financial condition and results of operations related to 2014 reflects the impact of the Restatements on the affected line items of our consolidated financial statements.

Executive Summary

In 2015, a number of events and factors impacted our results of operations, financial position, cash flows and liquidity, the most significant of which included the following:

•	new and total student enrollment in education programs decreased, in each case, compared to the prior year;

•	total operating expenses decreased $115.6 million;

•	we made payments aggregating $43.2 million under the PEAKS Guarantee and the CUSO RSA;

•	we made principal, interest and fee payments aggregating $39.5 million under the Financing Agreement;

•	we received a refund of federal income taxes of $18.2 million; and

•	we reduced the amount of cash held as collateral or escrowed funds from $97.9 million to $91.2 million.

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

We continue to have significant cash payment obligations in connection with the PEAKS Program and the CUSO Program. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately:

•	$11.7 million in 2016;

•	$0.1 million in 2017; and

•	$9.7 million in 2020.

Based on various assumptions, including the historical and projected performance and collections of the CUSO Student Loans, we believe that we will make payments under the CUSO RSA of approximately:

•	$16.0 million in 2016, which includes, pursuant to the Sixth Amendment to CUSO RSA, $6.1 million of Regular Payments that were due from June 2015 through December 2015 that we deferred to January 2016, offset by $0.8 million of recoveries of charged-off loans in 2015 owed to us and $1.0 million of recoveries estimated to be owed to us in 2016;

•	$13.0 million in 2017, which is net of $1.0 million of recoveries estimated to be owed to us in 2017;

•	$13.4 million in 2018, which is net of $1.0 million of recoveries estimated to be owed to us in 2018; and

•	approximately $97.0 million in the aggregate in 2019 and later years.

Our estimates of the future payment amounts under the CUSO RSA and the timing of those payments assume, among other factors, that we do not make any Discharge Payments in 2016 or future years, based on the uncertainty related to the amount of future operating cash flows that will be available to us to make Discharge Payments. If we do make Discharge Payments in any future years, the effect of those Discharge Payments will be to reduce the total amount of our projected future payments under the CUSO RSA.

The estimated amount of future payments under the CUSO RSA assumes that an offset that we made in 2013 of certain payment obligations under the CUSO RSA against the CUSO’s obligations owed to us under the Revolving Note will not be determined to have been improper. See Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a further discussion of that Offset. In the event that Offset is determined to be improper, we may be required to pay the CUSO approximately $10.2 million, net of approximately $1.0 million of recoveries from charged-off loans, which would be in addition to the estimated payment amounts set forth above.

We also have debt service and principal repayment obligations under the Financing Agreement. We estimate that the amount of those cash payments will be approximately $74.5 million in 2016.

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

Consolidations and Core Operations

Our consolidated financial statements as of and for the fiscal year ended December 31, 2015 include the results of operations, financial condition and cash flows of the CUSO and the PEAKS Trust, two variable interest entities that we were required to consolidate in our consolidated financial statements. Beginning on September 30, 2014, our consolidated financial statements include the CUSO, and beginning on February 28, 2013, our consolidated financial statements include the PEAKS Trust.

We included the CUSO in our consolidated financial statements beginning on September 30, 2014, because we were considered to have the power to direct the activities that most significantly impact the economic performance of the CUSO under ASC 810, “Consolidation” (“ASC 810”), on that date. In accordance with ASC 810, we included the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013, because we determined that was the first date that we had the power to direct the activities of the PEAKS Trust that most significantly impact the economic performance of the PEAKS Trust. See Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements. We do not, however, actively manage the operations of the CUSO or the PEAKS Trust, and the assets of the consolidated CUSO and the consolidated PEAKS Trust can only be used to satisfy the obligations of the CUSO and the PEAKS Trust, respectively. Our obligations under the CUSO RSA remain in effect, until all CUSO Student Loans are paid in full. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. See Note 12 – Debt and Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Unless otherwise noted, the information in this management’s discussion and analysis of financial condition and results of operations is presented and discussed on a consolidated basis, including the CUSO and the PEAKS Trust as of and following the applicable consolidation dates. Certain information is also provided, however, regarding our results of operations, on a basis that excludes the impact of the CUSO and the PEAKS Trust. We identify and describe our education programs and education-related services on this basis as our core operations (“Core Operations”). The presentation of the Core Operations financial measures differs from the presentation of our consolidated financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”). We believe that the presentation of the Core Operations information assists investors in comparing current period information against prior periods during which the CUSO and the PEAKS Trust were not consolidated. In addition, our management believes that the Core Operations information provides useful information to investors, because it:

•	allows more meaningful information about our ongoing operating results;

•	helps in performing trend analyses and identifying trends that may otherwise be masked or distorted by items that are not part of the Core Operations; and

•	provides a higher degree of transparency of our core results of operations.

The following tables set forth selected data from our statements of operations for the years ended:

•	December 31, 2015, regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the CUSO on a stand-alone basis; and

•	the Core Operations, the CUSO and the PEAKS Trust consolidated in accordance with GAAP; and

•	December 31, 2014, regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the CUSO on a stand-alone basis;

•	the elimination of transactions between the CUSO and Core Operations as a result of the CUSO consolidation; and

•	the Core Operations, the PEAKS Trust and the CUSO consolidated in accordance with GAAP; and

•	December 31, 2013, regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the elimination of transactions between the PEAKS Trust and Core Operations as a result of the PEAKS Consolidation; and

•	the Core Operations and the PEAKS Trust consolidated in accordance with GAAP.

The information presented related to 2015, 2014 and 2013 also constitutes the reconciliation of our non-GAAP Core Operations, PEAKS Trust and CUSO data to the related GAAP consolidated financial measures. Following the tables, we describe the effect of the PEAKS Consolidation and the CUSO Consolidation, as applicable, on the financial statement information presented, including the components attributable to the Core Operations, the PEAKS Trust and the CUSO. Certain reclassifications have been made to the presentation of the selected data in the following tables for the year ended December 31, 2013 to conform to the current year presentation.

	Year Ended December 31, 2015
	Core Operations	PEAKS Trust	CUSO	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenue	$836,544	$8,702	$4,580	$849,826
Costs and expenses:
Cost of educational services	390,610	0	0	390,610
Student services and administrative Expenses	340,114	1,892	1,670	343,676
Goodwill and asset impairment	5,203	0	0	5,203
Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters	26,093	0	0	26,093
Provision for private education loan losses	0	6,519	(1,436)	5,083

Total costs and expenses	762,020	8,411	234	770,665

Operating income	74,524	291	4,346	79,161
Interest income	86	0	0	86
Interest (expense)	(15,253)	(10,598)	(13,996)	(39,847)

Income (loss) before provision for income taxes	$59,357	$(10,307)	$(9,650)	$39,400

	Year Ended December 31, 2014
	Core Operations	PEAKS Trust	CUSO	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenue	$949,176	$11,471	$1,136	$0	$961,783
Costs and expenses:
Cost of educational services	460,782	0	0	0	460,782
Student services and administrative expenses	384,200	4,479	437	0	389,116
Goodwill and asset impairment	2,454	0	0	0	2,454
Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters	32,008	0	0	0	32,008
Loss related to loan program guarantees	2,019	0	0	0	2,019
Provision for private education loan losses	0	12,111	2,039		14,150

Total costs and expenses	881,463	16,590	2,476	0	900,529

Operating income (loss)	67,713	(5,119)	(1,340)	0	61,254
Gain on consolidation of variable interest entities	0	0	(94,970)	111,601	16,631
Interest income	65	0	0	0	65
Interest (expense)	(3,761)	(30,322)	(3,725)	0	(37,808)

Income (loss) before provision for income taxes	$64,017	$(35,441)	$(100,035)	$111,601	$40,142

	Year Ended December 31, 2013
	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Operations Data:

Revenue	$1,059,315	$12,996	$0	$1,072,311
Costs and expenses:
Cost of educational services	486,353	0	0	486,353
Student services and administrative expenses	392,253	5,288	0	397,541
Goodwill and asset impairment	0	0	0	0
Legal and professional fees related to certain lawsuits, investigations and accounting matters	6,923	0	0	6,923
Loss related to loan program guarantee	115,503	0	(24,539)	90,964
Provision for private education loan losses	0	29,349	0	29,349

Total costs and expenses	1,001,032	34,637	(24,539)	1,011,130

Operating income (loss)	58,283	(21,641)	24,539	61,181
(Loss) on consolidation of variable interest entities	0	(112,748)	39,500	(73,248)
Interest income	578	0	(470)	108
Interest (expense)	(3,989)	(21,288)	0	(25,277)

Income (loss) before provision for income taxes	$54,872	$(155,677)	$63,569	$(37,236)

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

Following the applicable Consolidation, our provision for private education loan losses in a reporting period represents the increase in the allowance for loan losses that occurred during that period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the Private Education Loans, discounted by the loan pool’s effective interest rate as of December 31, 2015, 2014 or 2013, as applicable.

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

General

As of December 31, 2015, we had 138 campus locations in 39 states, which were providing education programs to approximately 45,000 students. In 2015, we derived approximately 97% of our revenue from the Core Operations from tuition and approximately 3% from the sale of tool kits and fees, charged to and paid by, or on behalf of, our students. Most students enrolled in our education programs at our institutions pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially Title IV Programs.

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

We generally earn tuition revenue on a straight-line basis over the length of each of four, 12-week academic quarters in each fiscal year. State regulations, accrediting commission criteria and our policies generally require us to refund a portion of the tuition and fee payments received from a student who withdraws from one of our institutions during an academic term. We recognize immediately the amount of tuition and fees, if any, that we may retain after payment of any refund. Revenue that we recognize after each Consolidation also includes student loan interest income on the related Private Education Loans, which is the accretion of the accretable yield on those Private Education Loans, and administrative fees earned by the CUSO.

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

In 2015, we continued to add education program offerings among existing campuses. We also continued our efforts to diversify our education program offerings by developing education programs at different degree levels in both technology and non-technology fields of study that we intend to offer at our campuses and deliver entirely in residence, entirely online over the Internet or partially in residence and partially online. In 2015, we did not begin operations at any new ITT Technical Institute campuses or learning sites. As part of our efforts to maximize the efficiency and effectiveness of our current campus locations, during 2015, we:

•	closed six of our ITT Technical Institute campuses after teaching out or relocating the affected students; and

•	decreased the number of our campuses that offer bachelor degree programs from 130 to 125.

We also ceased accepting new student enrollment at 10 campus locations, effective with the academic quarter that began in December 2015. During the next 12 months, we will be evaluating the total demands for these markets. During this evaluation period, we do not believe there will be any disruptions to ongoing course work for the continuously enrolled students, as we will continue to teach classes for those students. The 10 campus locations undergoing these market assessments represented approximately 3% of our new student enrollments, based on our new student enrollment results in the third quarter of 2015.

The following table sets forth select operating statistics for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Additional education program offerings	43	146	348
Additional training program offerings	513	2,397	293
Number of locations with additional education program offerings	29	84	104
Campuses offering bachelor degree programs	125	130	134

The number of additional education and training program offerings decreased in the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the limited number of instances where we decided to add approved associate and bachelor degree programs to our campuses and our inability to obtain the required approvals from the ED for any new program offerings. In 2016, we intend to add more of our current education program offerings among our institutions’ locations. We also plan to continue developing new education programs in both technology and non-technology fields, but primarily in technology- and healthcare-related disciplines. We believe that those programs of study would be at different education levels and delivered in a variety of formats, including entirely in residence, entirely online or partially in residence and partially online. Our ability to execute on this strategy is subject to extensive regulations and restrictions, as discussed further under “Business” and “Risk Factors.” In December 2014, the ED did not approve our application to offer four new degree programs at the ITT Technical Institutes due to administrative capability issues reported in recent compliance audits and ED program reviews. In March 2015, the ED approved six and denied two new degree programs that we had applied to offer at Daniel Webster College. The basis for disapproval was due to administrative capability issues reported in recent compliance audits and ED program reviews. In February 2016, the ED disapproved our request for reconsideration of the two new degree programs we had previously applied to offer at DWC, due to administrative capability issues reported in recent compliance audits. While our growth strategy continues to include opening new campuses, we do not expect to begin operations at any new campuses in 2016. We plan to continue to evaluate the performance of the current ITT Technical Institute campuses in order to maximize the efficiency and effectiveness of our national network of campuses. As part of this effort, we may suspend enrollments at, and/or relocate and close, additional campuses. We also plan to continue to develop and offer training programs to career advancers and other professionals through the CPD.

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

The following table sets forth the Core Operations revenue per student for the periods indicated:

	Core Operations Revenue per Student
	2015		2014		2013
Three Months Ended	Amount	Increase (Decrease) from Prior Year	Amount	(Decrease) from Prior Year	Amount	Increase (Decrease) from Prior Year
March 31	$4,222	3.5%	$4,080	(12.2)%	$4,646	0.3%
June 30	4,117	0.1%	4,111	(2.1)%	4,200	(8.9)%
September 30	4,163	(3.7)%	4,323	(0.9)%	4,360	(7.7)%
December 31	4,132	(1.6)%	4,198	(2.9)%	4,323	(7.1)%

Total for Year	$16,635	(0.5)%	$16,712	(4.7)%	$17,529	(5.9)%

Core Operations revenue per student is calculated by dividing all revenue from Core Operations by the total student enrollment in education programs as of the beginning of the applicable fiscal period.

Results of Operations

The following table sets forth the percentage relationship of certain statement of operations data to revenue for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Cost of educational services	46.0%	47.9%	45.4%
Student services and administrative expenses	40.4%	40.5%	37.1%
Goodwill and asset impairment	0.6%	0.3%	0.0%
Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters	3.1%	3.3%	0.6%
Loss related to loan program guarantees	0.0%	0.2%	8.5%
Provision for private education loan losses	0.6%	1.5%	2.7%

Operating income	9.3%	6.4%	5.7%
Gain (loss) on consolidation of variable interest entities	0.0%	1.7%	(6.8)%
Interest (expense), net	(4.7)%	(3.9)%	(2.3)%

Income (loss) before income taxes	4.6%	4.2%	(3.5)%

The following table sets forth our total student enrollment in education programs as of the dates indicated:

As of December 31,	Total Student Enrollment in Education Programs		(Decrease) from Prior Year
2015	44,922	(1)	(16.3)%
2014	53,646		(6.8)%
2013	57,542		(5.8)%

(1)	Amount reflects the revised definition of a new student that was effective beginning in the quarter ended September 2015, as described below and resulted in approximately 340 fewer students being included in this total student enrollment number than would have been included using the previous definition of new student.

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

Beginning in the three months ended September 30, 2015, we revised our definition of a new student to include any student who (1) met the above criteria, and (2) if the student was a first-time student and was enrolled in an online degree program, continued to attend their program of study beyond the first 15 days of the program’s term (or 30 days, if the student was only enrolled in courses that are taught over a 12-week period). Our accounting policies for revenue recognition are not based on the definition of a new student and, therefore, our revenue recognition is not impacted by this revised definition. The impact of this revised definition of new student is to:

•	exclude those students in our reported new student enrollment for the quarter in which they began attending class, but had not yet continued to attend beyond the applicable time described above;

•	exclude those same students from our reported total student enrollment for that same quarter; and

•	if those students continued to attend beyond the applicable time described above, include those same students in our reported new and total student enrollment for the subsequent quarter.

The following table sets forth our new student enrollment in education programs in the periods indicated:

	2015		2014		2013
New Student Enrollment in Education Programs in the Three Months Ended: (1)	New Student Enrollment in Education Programs	(Decrease) from Prior Year	New Student Enrollment in Education Programs	(Decrease) from Prior Year	New Student Enrollment in Education Programs	Increase (Decrease) from Prior Year
March 31	14,104	(15.8)%	16,746	(3.8)%	17,412	(3.6)%
June 30	12,638	(18.6)%	15,523	(8.1)%	16,883	7.5%
September 30	14,943	(18.4)%	18,317	(9.8)%	20,307	5.2%
December 31	10,478	(17.1)%	12,639	(9.7)%	13,995	4.5%

Total for the year	52,163	(17.5)%	63,225	(7.8)%	68,597	3.2%

(1)	New student enrollment for periods prior to September 30, 2015 do not reflect the revised definition of new student that became effective in the three months ended September 30, 2015.

We believe that the 17.1% decrease in new student enrollment in education programs in the three months ended December 31, 2015 compared to the three months ended December 31, 2014, the 18.4% decrease in new student enrollment in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, the 18.6% decrease in new student enrollment in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and the 15.8% decrease in new student enrollment in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were primarily due to:

•	a decrease in the rate at which prospective students who inquired about our education programs actually began attending classes in their education program in each of the three months ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015 compared to the same prior year period;

•	greater sensitivity to the cost of postsecondary education; and

•	uncertainty about the value of a postsecondary education due to the prolonged economic and labor market disruptions.

New student enrollment in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 was also impacted by our decision to cease accepting new student enrollment at 10 campus locations, effective with the academic quarter that began in December 2015.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2015	69.2%	68.8%	69.5%	71.4%
2014	70.2%	70.0%	69.9%	71.8%
2013	71.5%	68.4%	69.4%	71.4%

We believe that the decrease in student persistence as of December 31, 2015 compared to December 31, 2014 was due to lower student retention in certain associate degree programs of study in the three months ended December 31, 2015 compared to the same prior year period. We believe that the decrease in student persistence as of each of September 30, June 30, and March 31, 2015 compared to the same date in the prior year was primarily due to lower student retention in certain associate degree programs of study and, to a lesser degree, an increase in graduates in the three months ended September 30, 2015, June 30, 2015 and March 31, 2015 compared to the same prior year period.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014. Revenue decreased $112.0 million, or 11.6%, to $849.8 million in the year ended December 31, 2015 compared to $961.8 million in the year ended December 31, 2014. The primary factor that contributed to this decrease was an average 13.9% decrease in total student enrollment in education programs as of the end of each fiscal quarter in 2015 compared to 2014. The decrease in revenue resulting from decreases in total student enrollment was partially offset by a decrease in the average amount of institutional scholarships and awards provided per student in the year ended December 31, 2015, compared to the year ended December 31, 2014.

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans. Revenue of the PEAKS Trust decreased $2.8 million, or 24.1%, to $8.7 million in the year ended December 31, 2015 compared to $11.5 million in the year ended December 31, 2014.

Revenue of the CUSO is comprised of (i) interest income on the CUSO Student Loans, which is the accretion of the accretable yield on the CUSO Student Loans, and (ii) an administrative fee paid by the owners of the CUSO (the “CUSO Participants”) to the CUSO on a monthly basis (“Administrative Fee”). Revenue attributable to the interest income on the CUSO Student Loans was approximately $2.9 million in the year ended December 31, 2015 compared to $0.7 million in the year ended December 31, 2014. Revenue attributable to the Administrative Fee was approximately $1.7 million in the year ended December 31, 2015, compared to $0.4 million in the year ended December 31, 2014. Beginning on September 30, 2014, our consolidated financial statements include the CUSO. Therefore, the year ended December 31, 2014 includes only three months of operating results for the CUSO, compared to 12 months for the year ended December 31, 2015.

Cost of educational services decreased $70.2 million, or 15.2%, to $390.6 million in the year ended December 31, 2015 compared to $460.8 million in the year ended December 31, 2014. The primary factors that contributed to this decrease included:

•	decreases in compensation costs and benefit costs resulting from fewer employees;

•	a decrease in course supplies as a result of lower total student enrollments; and

•	a decrease in campus operating costs resulting from fewer locations.

Cost of educational services as a percentage of revenue decreased 190 basis points to 46.0% in the year ended December 31, 2015 compared to 47.9% in the year ended December 31, 2014. The primary factors that contributed to this decrease were decreases in compensation costs and benefit costs, course supplies and campus operating costs, which were partially offset by a decline in revenue.

Student services and administrative expenses decreased $45.4 million, or 11.7%, to $343.7 million in the year ended December 31, 2015 compared to $389.1 million in the year ended December 31, 2014. The principal causes of this decrease were decreases in bad debt expense, media advertising costs and compensation and benefit costs. Approximately $1.9 million of expenses of the PEAKS Trust and $1.7 million of expenses of the CUSO were included in student services and administrative expenses in the year ended December 31, 2015. Those expenses primarily represented fees for servicing the Private Education Loans and various other administrative fees and expenses of the PEAKS Trust and the CUSO. In the year ended December 31, 2014, approximately $4.5 million of expenses of the PEAKS Trust and $0.4 million of expenses of the CUSO were included in student services and administrative expenses. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses of the PEAKS Trust are based on the outstanding principal balance of the PEAKS Senior Debt. The amount of the fees for servicing the CUSO Student Loans is based on the number of loans that have not defaulted and the payment status of the loans.

Student services and administrative expenses was 40.4% of revenue in the year ended December 31, 2015 compared to 40.5 % of revenue in the year ended December 31, 2014. The principal causes of this decrease were decreases in bad debt expense, media advertising and compensation and benefit costs, which were partially offset by the decline in revenue. Bad debt expense as a percentage of revenue decreased to 4.1% in the year ended December 31, 2015 compared to 6.6% in the year ended December 31, 2014, primarily as a result of a reduction in internal student financing from the utilization of the Opportunity Scholarship and other institutional scholarships and awards.

In the year ended December 31, 2015, we recorded an impairment charge of $5.2 million for the impairment of goodwill associated with the acquisitions of Cable Holdings and the Ascolta business. In the year ended December 31, 2014, we recorded an impairment charge of $2.0 million for the impairment of goodwill associated with the acquisitions of Cable Holdings and the Ascolta business, and an impairment charge of $0.4 million for the impairment of the trademark associated with the acquisition of Daniel Webster College. The amount of each impairment charge equaled the difference between the estimated fair value of the goodwill or trademark and its carrying value as of the impairment testing date. The determination of the estimated fair value requires the use of assumptions, which may change in future periods. See Note 11 – Goodwill and Other Intangibles of the Notes to Consolidated Financial Statements.

Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters decreased $5.9 million, or 18.5%, to $26.1 million in the year ended December 31, 2015 compared to $32.0 million in the year ended December 31, 2014. In the year ended December 31, 2015, these expenses related primarily to settlements of securities related actions and legal and professional fees associated with:

•	the lawsuit filed by the SEC against us, one of our executive officers and one of our former executive officers;

•	the lawsuit filed against us by the CFPB;

•	the securities class action and shareholder derivative lawsuits filed against us;

•	the investigation of us by various state Attorneys General; and

•	certain other legal and accounting matters.

In the year ended December 31, 2014, these expenses related primarily to legal and professional fees associated with:

•	the investigation of us by the SEC;

•	the lawsuit filed against us by the CFPB;

•	the investigation of us by various state Attorneys General;

•	the lawsuit filed against us by the New Mexico Attorney General;

•	the securities class action and shareholder derivative lawsuits filed against us;

•	certain lawsuits, investigations and accounting matters;

•	a letter agreement, dated as of March 17, 2014, that we entered into with the trustee under the PEAKS Program and the holders of the PEAKS Senior Debt (the “PEAKS Letter Agreement”), in order to resolve differing interpretations of the permissibility of payments on behalf of borrowers that we made; and

•	certain other legal and regulatory matters.

See Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for further information about those matters.

We did not record a loss related to loan program guarantees in the year ended December 31, 2015 because the PEAKS Trust and CUSO were consolidated in our consolidated financial statements. We recorded a loss related to loan program guarantees with respect to the CUSO RSA of $2.0 million in the year ended December 31, 2014. The entire amount of the loss recorded in the year ended December 31, 2014 related to a change in accounting estimate of the amount of our guarantee obligations under the CUSO RSA, which was primarily due to continued deterioration in the repayment performance of the CUSO Student Loans. See Note 8 – Variable Interest Entities and Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

In the year ended December 31, 2015, we recorded a provision for private education loan losses of approximately $5.1 million compared to $14.2 million in the year ended December 31, 2014. The provision for private education loan losses in the year ended

December 31, 2015 represented the increase in the allowance for loan losses on the PEAKS Trust Student Loans and CUSO Student Loans that occurred from January 1, 2015 through December 31, 2015, partially offset by recoveries received from private education loans that were charged off prior to the Consolidations. In the year ended December 31, 2014, the provision for private education loan losses represented (a) the increase in the allowance for loan losses on the PEAKS Trust Student Loans that occurred from January 1, 2014 through December 31, 2014, and (b) the increase in the allowance for loan losses on the CUSO Student Loans that occurred from September 30, 2014 through December 31, 2014.

Operating income increased $17.9 million, or 29.2%, to $79.2 million in the year ended December 31, 2015 compared to $61.3 million in the year ended December 31, 2014, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, goodwill impairment, settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters, loss related to loan program guarantees and provision for private education loan losses. Our operating margin increased to 9.3% in the year ended December 31, 2015 compared to 6.4% in the year ended December 31, 2014, primarily due to the impact of the factors discussed above.

In the year ended December 31, 2015, we did not record a gain or loss on the consolidation of a variable interest entity because we did not consolidate any new variable interest entities in 2015. In the year ended December 31, 2014, we recorded a gain upon the consolidation of a variable interest entity (the CUSO) of $16.6 million. Upon the CUSO Consolidation, we recorded the CUSO’s assets and liabilities at their fair value in our consolidated financial statements and we eliminated the carrying value of the assets and liabilities related to the CUSO Program that had been recorded in our consolidated financial statements as of September 30, 2014. The fair value of the CUSO’s liabilities exceeded the fair value of the CUSO’s assets as of September 30, 2014 by approximately $95.0 million. As of September 30, 2014, the carrying value of the liabilities related to the CUSO Program that had been recorded in our consolidated financial statements exceeded the carrying value of the assets related to the CUSO Program that had been recorded in our consolidated financial statements by approximately $111.6 million. As a result, we recognized a total gain of approximately $16.6 million in our consolidated financial statements for the year ended December 31, 2014, which represented the difference between (i) the fair value of the net liabilities of the CUSO that we recorded upon the CUSO Consolidation, and (ii) the carrying value of the net liabilities related to the CUSO Program that had been recorded in our consolidated financial statements and were eliminated upon the CUSO Consolidation, in each case, as of September 30, 2014. See Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the CUSO Consolidation.

Interest income was less than $0.1 million in the years ended December 31, 2015 and December 31, 2014.

Interest expense increased $2.0 million, or 5.4%, to $39.8 million in the year ended December 31, 2015 compared to $37.8 million in the year ended December 31, 2014, primarily due to:

•	interest expense of approximately $14.0 million related to the CUSO Secured Borrowing Obligation in the year ended December 31, 2015, which was for a 12 month period, compared to $3.7 million in the year ended December 31, 2014, which was for a three month period due to the consolidation of the CUSO beginning on September 30, 2014; and

•	an increase in the amount of our average outstanding borrowings and the effective interest rate on those borrowings in the year ended December 31, 2015 compared to the year ended December 31, 2014.

The increase in interest expense was partially offset by a decrease in interest expense of $19.7 million related to the PEAKS Senior Debt in the year ended December 31, 2015 compared to the year ended December 31, 2014. Interest expense on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, was $10.6 million in the year ended December 31, 2015, compared to $30.3 million in the year ended December 31, 2014. See Note 12 – Debt of the Notes to Consolidated Financial Statements, for further information about interest expense and effective interest rates under the Financing Agreement and Amended Credit Agreement.

Our combined federal and state effective income tax rate was 40.9% in the year ended December 31, 2015 compared to 41.9% in the year ended December 31, 2014. Our effective income tax rate was lower in the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to favorable settlements of certain state income tax matters.

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

Revenue of the CUSO is comprised of (i) interest income on the CUSO Student Loans, which is the accretion of the accretable yield on the CUSO Student Loans, and (ii) an Administrative Fee paid by the CUSO Participants to the CUSO. Revenue attributable to the interest income on the CUSO Student Loans was approximately $0.7 million and revenue attributable to the Administrative Fee was approximately $0.4 million in the year ended December 31, 2014. No interest income on the CUSO Student Loans or revenue attributable to the Administrative Fee was included in revenue in the year ended December 31, 2013, because the CUSO Consolidation was effective September 30, 2014.

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

Settlement and legal and professional fees related to certain lawsuits, investigations and accounting matters increased $25.1 million, or 362.3%, to $32.0 million in the year ended December 31, 2014 compared to $6.9 million in the year ended December 31, 2013. In the year ended December 31, 2014, these expenses related primarily to legal and professional fees associated with:

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

Operating income increased $0.1 million, or 0.1%, to $61.3 million in the year ended December 31, 2014 compared to $61.2 million in the year ended December 31, 2013, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, goodwill impairment, settlement and legal and professional fees related to certain lawsuits, investigations and accounting matters, loss related to loan program guarantees and provision for private education loan losses. Our operating margin increased to 6.4% in the year ended December 31, 2014 compared to 5.7% in the year ended December 31, 2013, primarily due to the impact of the factors discussed above.

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

Interest expense increased $12.5 million, or 49.6%, to $37.8 million in the year ended December 31, 2014 compared to $25.3 million in the year ended December 31, 2013, primarily due to:

•	interest expense of approximately $30.3 million related to the PEAKS Senior Debt, which includes the contractual interest and the accretion of the discount on the PEAKS Senior Debt, compared to $21.3 million in the year ended December 31, 2013;

•	interest expense of approximately $3.7 million related to the CUSO Secured Borrowing Obligation in the year ended December 31, 2014, compared to none in the year ended December 31, 2013; and

•	an increase in the effective interest rate under the Amended Credit Agreement, which was partially offset by a decrease in our weighted average outstanding borrowings under the Amended Credit Agreement.

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

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $130.9 million as of December 31, 2015 compared to $135.9 million as of December 31, 2014. The $5.0 million decrease in cash and cash equivalents as of December 31, 2015 compared to December 31, 2014 was primarily due to payments related to our RSA obligations and the Term Loans that resulted in principal reductions totaling approximately:

•	$39.8 million related to the PEAKS Senior Debt;

•	$10.4 million related to the CUSO Secured Borrowing Obligation; and

•	$30.3 million under the Financing Agreement.

The reduction in cash and cash equivalents was partially offset by net cash flows generated from operating activities of $76.7 million.

See Note 12 – Debt and Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the payments we made related to the Financing Agreement and the private education loan programs.

On October 19, 2015, we received a letter from the ED identifying additional procedures that we are required to implement as a result of the identification of certain past deficiencies. These additional procedures have resulted in the delay of our Title IV Program funds. While these additional procedures have affected the timing of our receipt of Title IV Program funds and have imposed an administrative burden on us, we do not expect them to have a significant negative effect on our overall cash flow or operations. The letter also states that we are required to provide certain additional information and reporting to the ED on a regular basis. We have implemented, and are in the process of implementing, measures to comply with the ED’s requirements. We have begun submitting the additional information to the ED, and intend to continue submitting information to the ED according to the schedule specified by the ED.

Our Consolidated Balance Sheets as of December 31, 2015 and 2014 included the assets and liabilities of the PEAKS Trust and the CUSO. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust and the assets of the CUSO can only be used to satisfy the obligations of the CUSO.

Restricted cash of $6.0 million as of December 31, 2015 included approximately $1.5 million of funds held by the PEAKS Trust and $4.0 million of funds held by the CUSO. Restricted cash of $6.0 million as of December 31, 2014 included approximately $1.6 million of funds held by the PEAKS Trust and $2.5 million of funds held by the CUSO. Although the funds held by the PEAKS Trust and the CUSO are included on our Consolidated Balance Sheets after the related Consolidation, those funds can only be used to satisfy the obligations of the PEAKS Trust and the CUSO, as applicable. See Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Consolidations.

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

We believe that we will make payments in 2016 of approximately $11.7 million under the PEAKS Guarantee and approximately $16.0 million, net of $1.8 million in recoveries, under the CUSO RSA. As revised pursuant to Amendment No. 2, the Financing

Agreement limits the aggregate amount of payments that we can make related to the PEAKS Guarantee and the CUSO RSA to $35.0 million under both programs in any year after 2015 that the Financing Agreement is in effect. We also expect to make payments aggregating approximately $74.5 million in 2016 under the Financing Agreement. For a detailed description of our obligations under the Financing Agreement and the repayment amounts that we expect to pay in 2016, see Note 12 – Debt of the Notes to Consolidated Financial Statements.

We expect to make significant payments after 2016 under the PEAKS Guarantee and the CUSO RSA. For a detailed description of our obligations under the PEAKS Guarantee and the CUSO RSA, the amounts that we estimate we may have to pay pursuant to those obligations in the future and certain disputes and other matters relating to the RSAs, see Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

If we are required to pay amounts that exceed the amounts that we estimated could be due under the RSAs or the Financing Agreement, or if our estimated timing of the required payments under any of those obligations changes, we may not have cash and other sources of funds sufficient to make those payments. Failure to make required payments:

•	would constitute a default under the applicable documents;

•	could result in cross-defaults under other obligations; and

•	could have a material adverse effect on our compliance with the regulations of the ED, state education and professional licensing authorities, the accrediting commissions that accredit our institutions and other agencies that regulate us.

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

On October 31, 2014, the ED Letter of Credit in the amount of $79.7 million was issued for our account. Pursuant to the Amended Credit Agreement, we were required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. We satisfied those collateral obligations for the letters of credit by providing approximately $89.3 million in cash collateral utilizing proceeds from the Term Loans and other funds in 2014. On December 16, 2015, we entered into an agreement with the ED to provide funds to the ED for the ED to maintain in an escrow account in lieu of the ED Letter of Credit. As of December 31, 2015 the amount of ED Escrowed Funds held by the ED was $79.7 million. The ED Letter of Credit was cancelled effective December 22, 2015.

In December 2015, instead of issuing a letter of credit, we provided cash collateral to one of our insurance carriers to secure our obligations in connection with certain workers’ compensation insurance policies. We can replace the cash collateral with a letter of credit at our option at any time. As of December 31, 2015, the amount of funds that we had deposited with the insurance carrier was $2.2 million. We deposited an additional $0.6 million of cash collateral for our workers’ compensation obligations in January 2016.

As a result of replacing the letters of credit, we reduced the amount of funds held by third parties related to those matters by $6.8 million as of December 31, 2015 and an additional $0.6 million in January 2016. We utilized the proceeds from the return of the cash collateral to repay $7.2 million of outstanding principal under the Term Loans.

As of December 31, 2015, approximately $82.5 million was held as cash collateral or escrowed funds for our obligations to the ED, insurance carrier and one letter of credit to a state regulatory agency. This cash collateral and the escrowed funds are reflected in the line item Collateral deposits on our Consolidated Balance Sheets. These funds are not available for use by us, and could be used by the third parties to satisfy our obligations if certain conditions are met. The fact that a significant amount of our cash is held by third parties could also negatively affect our ability to satisfy the financial metrics of the ED, SAs and ACs to which we are subject.

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of December 31, 2015 and 2014, the total amount of this collateral was approximately $8.6 million, and was included in the line item Collateral deposits on our Consolidated Balance Sheets. The funds held as cash collateral related to the CUSO RSA are not available for use by us, and could be withdrawn by the CUSO, in which case we would be required to deposit that amount of cash in the account to maintain the required level of collateral. The CUSO has notified us that it had taken control of the restricted account containing the cash collateral, as described further in Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

In 2014, we also utilized a portion of the proceeds of the Term Loans and other funds to repay $50.0 million of outstanding loans under the Amended Credit Agreement. See Note 12 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of the Term Loans and our use of those proceeds.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $29.4 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.2 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Consolidated Balance Sheet as of December 31, 2015. As of December 31, 2014, we recorded an asset of $29.0 million for the ESI Pension Plan and a liability of $0.3 million for the ESI Excess Pension Plan. In order to determine those amounts, we performed an actuarial valuation of the ESI Pension Plan and ESI Excess Pension Plan (the “Pension Plans”), and reviewed and updated our key assumptions as part of each valuation, including the discount rate and expected long-term rate of return on the investments.

Effective March 31, 2006, the benefit accruals under the Pension Plans were frozen, such that no further benefits accrue under those plans after March 31, 2006. Participants in the Pension Plans, however, continue to be credited with vesting service and interest according to the terms of the Pension Plans. Total net pension benefit in the year ended December 31, 2015 was $5.1 million, compared to $4.6 million in the year ended December 31, 2014 and $2.1 million in the year ended December 31, 2013. We expect our total net pension benefit in 2016 to be approximately the same as our total net pension benefit recognized in 2015.

We did not make any contributions to the Pension Plans in 2015 or 2014. We do not expect to make any material contributions to either of the Pension Plans in 2016.

See Note 14 – Employee Benefit Plans of the Notes to Consolidated Financial Statements, for a more detailed discussion of the Pension Plans.

Capital Resources. Our cash flows are highly dependent upon the receipt of Title IV Program funds. The primary Title IV Programs from which the students at our campuses receive grants, loans and other aid to fund the cost of their education include:

•	the FDL program, which represented, in aggregate, approximately 56% of our cash receipts in 2015 and 57% of our cash receipts in 2014; and

•	the Pell program, which represented, in aggregate, approximately 23% of our cash receipts in 2015 and 24% of our cash receipts in 2014.

We also receive funds on behalf of our students from state financial aid programs, veterans’ and military service member benefit programs and other sources, which represented, in aggregate, approximately 14% of our cash receipts in 2015 and approximately 14% in 2014.

Under a provision of the HEA commonly referred to as the 90/10 Rule, a proprietary institution, such as each of our institutions, must not derive more than 90% of its applicable revenue in a fiscal year, on a cash accounting basis, from Title IV Programs. If an institution exceeds the 90% threshold for any single fiscal year, then that institution would be placed on provisional certification status for the institution’s following two fiscal years. In addition, if an institution exceeds the 90% threshold for two consecutive fiscal years, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the end of the second subsequent fiscal year. Payments that we made under the 2007 RSA impact the 90/10 Rule calculation by reducing the amount of cash receipts from sources other than Title IV Programs and total cash receipts. As a result of the PEAKS Consolidation and CUSO Consolidation, disbursements of the private education loans that we received under the PEAKS Program and CUSO Program are no longer considered cash proceeds from external sources for purposes of determining total cash receipts in the 90/10 Rule calculation. The amount of payments received by the PEAKS Trust and CUSO from borrowers is included, however, in both the total receipts component and the cash receipts from sources other than Title IV Programs component of the 90/10 Rule calculation.

In our 2015 and 2014 fiscal years, none of our institutions derived more than approximately 80% of its revenue from Title IV Programs under the 90/10 Rule calculation. In the aggregate, we derived approximately 80% of our revenue in 2015 and 80% of our revenue in 2014 from Title IV Programs under the 90/10 Rule calculation.

Federal regulations affect the timing of our receipt and disbursements of Title IV Program funds. These regulations require institutions to disburse all Title IV Program funds by payment period. For most of our campuses, the payment period is an academic term. Our campuses generally disburse the first installment of an FDL program loan to a first-year undergraduate student who was a first-time borrower 30 or more days after the student begins his or her education program. We disburse Title IV Program funds to other students enrolled in education programs after those students have begun attending their scheduled classes and met eligibility requirements.

During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. Beginning with the June 2013 academic quarter, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. As a result of our institutional scholarships and awards granted in 2015 and 2014, we received minimal cash payments from private education loan lenders related to our students’ cost of education in 2015 and 2014.

As an institutional scholarship, in addition to us not receiving any cash payment when amounts are awarded under the Opportunity Scholarship, students are not obligated to make payments to us of amounts awarded under the Opportunity Scholarship. Therefore, the accounts receivable from students to us, as well as revenue, decreased beginning in 2013, as we began awarding the Opportunity Scholarship at all of our ITT Technical Institute campuses. The Opportunity Scholarships awarded in 2015 and 2014 and, to a lesser extent, other factors had the effect of reducing our Core Operations revenue per student by approximately 0.5% in 2015 compared to 2014.

Operations. Net cash flows from operating activities decreased $60.1 million to $76.7 million in the year ended December 31, 2015 compared to $136.8 million in the year ended December 31, 2014. The decrease in net cash flows from operating activities was primarily due to lower net cash receipts due to lower total student enrollment, in the year ended December 31, 2015 compared to the year ended December 31, 2014.

Accounts receivable less allowance for doubtful accounts was $48.8 million as of December 31, 2015 compared to $46.4 million as of December 31, 2014. Days sales outstanding increased 4.7 days to 22.2 days at December 31, 2015 compared to 17.5 days at December 31, 2014. Our accounts receivable balance and days sales outstanding at December 31, 2015 increased primarily due to the delay in the receipt of the Title IV funds following our implementation of additional procedures required by the ED in October 2015, which was partially offset by:

•	a decrease in internal student financing caused by the utilization of the Opportunity Scholarship by our students; and

•	a decrease in total student enrollment.

The amount of institutional scholarships and awards provided to our students decreased 16.1% to $219.1 million in 2015 compared to $261.2 million in 2014.

In the year ended December 31, 2014, net cash flows from operating activities increased $59.1 million to $136.8 million compared to $77.7 million in the year ended December 31, 2013. The increase in net cash flows from operating activities was primarily due to the $46.0 million payment that we made to settle the litigation and absolve us from any further obligations under the 2007 RSA in the year ended December 31, 2013 and lower income tax payments made during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was partially offset by a decrease in funds received as a result of lower student enrollments.

Investing. Capital expenditures, including expenditures for facility renovation, expansion and construction, totaled $7.4 million in 2015, $6.1 million in 2014 and $5.2 million in 2013. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements.

We also spent:

•	$5.2 million to acquire certain assets of Ascolta in the year ended December 31, 2014; and

•	$7.2 million to acquire Cable Holdings in the year ended December 31, 2013.

See Note 3 – Acquisitions of the Notes to Consolidated Financial Statements, for a more detailed discussion of the Ascolta acquisition.

Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. On December 4, 2014, we and certain of our subsidiaries entered into the Financing Agreement. Under the Financing Agreement, we received an aggregate principal amount of $100.0 million under the Term Loans. A portion of the proceeds of the Term Loans and other funds were used by us on December 4, 2014 to provide approximately $89.2 million in cash collateral for letters of credit outstanding for our account, which was in addition to the approximately $0.1 million of cash collateral we had previously provided related to a letter of credit in September 2014. We also used a portion of the proceeds of the Term Loans and other funds to repay all outstanding borrowings, plus accrued interest and fees, owed by us under the Amended Credit Agreement in the amount of approximately $50.4 million on December 4, 2014. A portion of the proceeds of the Term Loans, as well as other funds, were also used for payment of fees in connection with the Financing Agreement. For the year ended December 31, 2015, we made principal, interest and fee payments pursuant to the Financing Agreement in the aggregate amount of $39.5 million.

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

We entered into the Waiver to the Financing Agreement, whereby the lenders and agents waive any default or event of default that may have occurred and is continuing, or may occur, under the Financing Agreement or related loan documents as a result of various matters related to, or in connection with, the Restatements. We also believe that if any breach of, or event of default under, the documents under the PEAKS Program or the CUSO Program had occurred as a result of us previously delivering reports that were inaccurate because of the error that was the subject of the Restatements, that our delivery of corrected reports has cured any such breach or event of default. Further, we have determined that the Restatements do not have the effect of altering our compliance with our financial metric covenants under the Financing Agreement, the PEAKS Program documents or the CUSO Program documents in the periods covered by the Restatements.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our CUSO RSA and PEAKS Guarantee payments, working capital, loan repayment, and capital expenditure requirements over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the CUSO RSA and PEAKS Guarantee or repay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. Our projections, however, are estimates, which are based on numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties.

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

Contractual Obligations and Other Commercial Commitments

The following table sets forth the specified contractual obligations and other commitments as of December 31, 2015:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$134,559	$37,270	$61,920	$31,210	$4,159
Term Loans(a)	74,532	74,532	0	0	0
PEAKS Senior Debt(b)	66,136	23,556	21,867	20,713	0
CUSO Secured Borrowing Obligation(c)	202,149	23,591	35,611	35,002	107,945

Total	$477,376	$158,949	$119,398	$86,925	$112,104

(a)	The Term Loans are our borrowings under the Financing Agreement. The amounts shown consist of: (i) the required quarterly principal payment amounts and quarterly administrative fees; (ii) the required monthly interest payment amounts; and (iii) the anticipated payment of $9.0 million under the Excess Cash Flow provision of the Financing Agreement in the first quarter of 2016. Interest payment amounts have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of December 31, 2015. See Note 12 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of the Financing Agreement and our payment obligations and estimates.
(b)

The PEAKS Senior Debt represents the senior debt issued by the PEAKS Trust. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Consolidated Balance Sheet as of December 31, 2015. There is no separate liability recorded on our Consolidated Balance Sheet as of December 31, 2015 for the PEAKS Guarantee, because this liability was eliminated upon the PEAKS Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed in Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of December 31, 2015. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 8 – Variable Interest Entities, Note 12 – Debt and Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
(c)	The CUSO Secured Borrowing Obligation represents the estimated amount owed by the CUSO to the CUSO Participants related to their participation interests in the CUSO Student Loans, which amount is expected to be paid to the CUSO Participants by the CUSO from payments received by the CUSO related to the CUSO Student Loans, whether from the borrower or from us under the CUSO RSA. Beginning on September 30, 2014, the CUSO was consolidated in our consolidated financial statements, and the CUSO Secured Borrowing Obligation was included on our Consolidated Balance Sheet as of December 31, 2015. There is no separate liability recorded on our Consolidated Balance Sheet as of December 31, 2015 for the CUSO RSA, because this liability was eliminated upon the CUSO Consolidation. The amounts shown in the table represent our estimate of the amount of the payments to be made to the CUSO Participants in the periods indicated. In order to estimate these payments, we made certain assumptions regarding the timing and amount of the repayment of the CUSO Student Loans and, therefore, are subject to change. See Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the CUSO Secured Borrowing Obligation.

The table above does not reflect unrecognized tax benefits of $27.6 million and accrued interest related to unrecognized tax benefits of $6.6 million, because we cannot reasonably predict the timing of the resolution of the related tax positions. We may resolve certain federal and state income tax matters presently under examination within the 12 months immediately following the date of this filing. We believe it is reasonably possible that we could pay approximately $8.1 million within the 12 months following December 31, 2015 to resolve certain income tax audits for which we have recorded an unrecognized tax benefit. See Note 13 – Income Taxes of the Notes to Consolidated Financial Statements, for additional information on the unrecognized tax benefits as of December 31, 2015.

Off-Balance Sheet Arrangements

As of December 31, 2015, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next eight years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2015, the total face amount of those surety bonds was approximately $23.0 million.

We caused the ED Letter of Credit in the amount of $79.7 million to be issued on October 31, 2014. As of December 31, 2014, the amount of the outstanding letters of credit that we caused to be issued to the ED, our workers’ compensation insurers and one of our state regulatory agencies was $82.1 million. Pursuant to the Amended Credit Agreement, we were required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. As of December 31, 2014, approximately $89.3 million of cash was maintained in a restricted bank account to satisfy those cash collateral requirements. This amount is included in the line item Collateral deposits on our Consolidated Balance Sheet as of December 31, 2014. See Note 12– Debt and Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the ED Letter of Credit.

In December 2015, we replaced the ED Letter of Credit and the letter of credit to our workers’ compensation insurer with escrowed funds and cash collateral. As of December 31, 2015, the amount of the escrowed funds and cash collateral that we provided to the ED and our workers’ compensation insurer was $81.9 million. This amount is included in the line item Collateral deposits on our Consolidated Balance Sheet as of December 31, 2015.

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

We derived approximately 97% of our revenue from tuition and approximately 3% from tool kit sales and student fees in each of the years ended December 31, 2015 and December 31, 2014 and approximately 98% from tuition and approximately 2% from tool kit sales and student fees in the year ended December 31, 2013. The amount of tuition earned depends on:

•	the cost per credit hour of the courses in our education programs;

•	the length of a student’s enrollment;

•	the number of courses a student takes during each period of enrollment; and

•	the total number of students enrolled in our education programs.

Each of these factors is known at the time our tuition revenue is calculated.

Since the academic quarter that began in March 2013, we have significantly increased the amount of institutional scholarships and awards that we offer to our institutions’ students and which those students use to help reduce their educational expenses. Institutional scholarships and awards reduce the students’ tuition charges and are recorded as offsets to revenue. In the year ended December 31, 2015, institutional scholarships and awards amounted to, in aggregate, approximately $219.1 million, compared to approximately $261.2 million in the year ended December 31, 2014.

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

The following table sets forth the stock-based compensation expense, including its components, and related income tax benefit recognized in our Consolidated Statements of Operations in the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of education services	$3,075	$4,790	$4,799
Student services and administrative expense	2,711	5,546	6,839

Total stock-based compensation expense	$5,786	$10,336	$11,638
Income tax (benefit)	(2,227)	(3,980)	(4,481)

	$3,559	$6,356	$7,157

As of December 31, 2015, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $3.8 million, net of estimated forfeitures, will be recognized in future periods. We expect to recognize this expense over the remaining service period applicable to the grantees which, on a weighted average basis, is approximately 1.1 years.

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

Certain of the Private Education Loans had evidence of credit deterioration since the date those loans were originated and, therefore, we determined that, at the date of the PEAKS Consolidation and the CUSO Consolidation, it was probable that all contractually required payments under the applicable loans would not be collected. We recorded those loans at fair value at the date of the PEAKS Consolidation and the CUSO Consolidation, as applicable. We also recorded at fair value the Private Education Loans that did not individually have evidence of deteriorated credit quality at the date of the PEAKS Consolidation and the CUSO Consolidation, because we determined that the application of an expected cash flow model provided the most reasonable presentation and this accounting treatment was consistent with the American Institute of Certified Public Accountants’ (the “AICPA”) December 18, 2009 Confirmation Letter (the “Confirmation Letter”). No allowance for loan losses was recorded at the date of the PEAKS Consolidation or the CUSO Consolidation, because all of the Private Education Loans were recorded at fair value and future credit losses are considered in the estimate of fair value. Cash flows from the Private Education Loans expected to be collected within the 12 month period after December 31, 2015 have been classified as current on our Consolidated Balance Sheet. The remaining balance is classified as non-current.

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

If a decrease in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be less than the expected cash flows at the end of the previous fiscal quarter, we would record the impairment as:

•	a provision for private education loan losses in our Consolidated Statement of Operations; and

•	an increase in the allowance for loan losses on our Consolidated Balance Sheets.

The provision for private education loan losses represents the increase in the allowance for loan losses that occurred during the period, offset by recoveries received from private education loans that were charged off prior to the PEAKS Consolidation and CUSO Consolidation. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool, discounted by the loan pool’s effective interest rate at the end of the previous fiscal quarter. If a significant increase in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be greater than the expected cash flows at the end of the previous fiscal quarter, we would:

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

If any portion of a Private Education Loan that had previously been charged-off is recovered, the amount collected increases the applicable loan pool’s nonaccretable difference. If the nonaccretable difference with respect to the applicable loan pool has been fully depleted, the amount collected increases that loan pool’s allowance for loan losses. If amounts are recovered from Private Education Loans that were not recognized on our Consolidated Balance Sheet at the time of the PEAKS Consolidation or CUSO Consolidation (because it was estimated that they had no value), we recognize the amount of these recoveries in our Consolidated Statements of Operations as a reduction to the provision for loan losses.

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as of December 31, 2015:

		Fair Value Measurements at Reporting Date Using
Description	As of December 31, 2015	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Cash equivalents:
Money market fund	$130,821	$130,821	$0	$0
Restricted cash:
Money market fund	585	585	0	0
Collateral deposits:
Money market fund	8,631	8,631	0	0

	$140,037	$140,037	$0	$0

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

Goodwill and Other Indefinite-Lived Intangible Assets. Goodwill and certain other intangible assets (primarily our trademarks) are not amortized, because there are no legal, regulatory, contractual, economic or other factors that limit the useful life of those intangible assets. Intangible assets that are not amortized (indefinite-lived intangible assets) are subject to evaluation for impairment. We perform this evaluation annually, during the fourth quarter, or more frequently if facts and circumstances warrant. These facts and circumstances may include a significant long-term decrease in our market capitalization based on events specific to our operations, as well as deteriorating operating results and current period and projected future operating results that negatively differ from the operating plans used in the most recent impairment analysis. We also consider changes in the accreditation, regulatory or legal environment, increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among other factors, when determining whether an interim impairment analysis is warranted.

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

PEAKS Senior Debt. In accordance with ASC 810, we included the PEAKS Senior Debt on our Consolidated Balance Sheet at its fair value as of February 28, 2013, the date of the PEAKS Consolidation. The difference between the fair value of the PEAKS Senior Debt and its outstanding aggregate principal balance at the date of the PEAKS Consolidation was recorded as an accrued discount on our Consolidated Balance Sheet at the date of the PEAKS Consolidation. The accrued discount is being recognized in interest expense using the interest method based on the actual and projected cash flows, over the expected life of the PEAKS Senior Debt.

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

In accordance with ASC 810, we included the CUSO Secured Borrowing Obligation on our Consolidated Balance Sheet at its fair value as of September 30, 2014, the date of the CUSO Consolidation. The difference between the estimated fair value of the CUSO Secured Borrowing Obligation and the amount expected to be paid by the CUSO to the CUSO Participants was recorded as an accrued discount on our Consolidated Balance Sheet at the date of the CUSO Consolidation. The accrued discount is being recognized in interest expense, using the interest method based on the actual and projected cash flows, over the expected life of the CUSO Secured Borrowing Obligation.

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

Changes in the LIBOR would affect the borrowing costs associated with the Financing Agreement and the PEAKS Senior Debt. Changes in the U.S. prime rate would affect the interest cost of the Private Education Loans. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR or U.S. prime rate. If such a hypothetical increase in the LIBOR or U.S. prime rate were to occur, the effect on our results from operations and cash flows would not have been material for the year ended December 31, 2015.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item appears on pages F-1 through F-68 of this Annual Report.

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

We conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2015. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of December 31, 2015, because of a material weakness (the “Material Weakness”) in our ICFR described in Management’s Report on Internal Control Over Financial Reporting included in this filing. Notwithstanding the Material Weakness, our management, based on the substantial work performed, concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this Annual Report on Form 10-K.

2014 and 2015 Material Weaknesses

We disclosed in Management’s Report on Internal Control Over Financial Reporting of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, that there were three material weaknesses in our ICFR as of December 31, 2014 (the “2014 Material Weaknesses”). Specifically, we did not maintain effective internal controls related to:

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

We committed to remediating the control deficiencies that constituted the 2014 Material Weaknesses by implementing changes to our ICFR. In 2015, we implemented measures designed to remediate the underlying causes of the control deficiencies that gave rise to the 2014 Material Weaknesses, including, without limitation:

•	engaging a third-party consultant to assist us in our review and testing of the private education loan data that we receive from the servicer;

•	separating responsibilities related to information system access;

•	enhancing the level of the precision of the review controls related to our financial close and reporting and income tax processes; and

•	engaging supplemental internal and external resources.

Our management concluded that, as of December 31, 2015, the remedial measures were sufficient to remediate two of the three 2014 Material Weaknesses. While measures were implemented in an effort to remediate the third deficiency from the 2014 Material Weaknesses regarding the review controls over our financial close and reporting process, it was determined that the review controls related to our financial close and reporting process over the PEAKS Senior Debt balances reported in the consolidated financial statements were deficient as of December 31, 2015. The remediation measures that were implemented in the fourth quarter of 2015 did identify an error in the PEAKS Senior Debt balance, which led to the Restatements of previously reported financial statements, as described elsewhere in this Annual Report on Form 10-K. However, the process related to the investigation and resolution of the identified issue was considered to be deficient. As a result, our management concluded that a material weakness in our ICFR existed as of December 31, 2015 related to a deficiency in the design and operation of a review control over the financial close and reporting process specific to the PEAKS Senior Debt balances reported in the financial statements, including:

•	appropriate reconciliation of the reported amounts and related amortization of the discount recorded against the PEAKS Senior Debt balance; and

•	adequacy of the depth, sufficiency and number of resources with the technical expertise available in our accounting and finance group to appropriately identify, research, analyze and conclude upon the accounting treatment.

Because certain corrective actions specific to this deficiency have not been fully implemented as of the date of this report, the deficiency was not considered remediated as of December 31, 2015.

Management’s Plan for Remediation

Our management and Board of Directors are committed to the remediation of the Material Weakness, as well as the continued improvement of our overall system of ICFR. We are in the process of implementing measures to remediate the underlying causes of the control deficiency that gave rise to the Material Weakness, which primarily include engaging additional and supplemental internal and external resources.

We believe these measures will remediate the control deficiency. While we have completed some of these measures as of the date of this report, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary to determine whether the Material Weakness has been remediated. Therefore, the Material Weakness has not been remediated as of the date of this report. As we continue to evaluate and work to remediate the control deficiency that gave rise to the Material Weakness, we may determine that additional measures are required to address the control deficiency.

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent improvements in our ICFR when they are fully implemented. Certain remediation steps, however, have not been implemented or have not had sufficient time to be fully integrated in the operations of our ICFR. As a result, the identified Material Weakness will not be considered remediated until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the control environment is operating effectively. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our ICFR and DCP.

As we continue to evaluate and work to remediate the Material Weakness and enhance our ICFR and DCP, we may determine that we need to modify or otherwise adjust the remediation measures described above. As a result, we cannot assure you that our remediation efforts will be successful or that our ICFR or DCP will be effective as a result of those efforts.

Changes in Internal Control Over Financial Reporting

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 and concluded that, except for enhancing the level of precision of certain of our controls related to our financial close and reporting and income tax reporting processes, there were no changes in our ICFR that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our ICFR.

Management’s Annual Report on Internal Control over Financial Reporting. Our management’s report on internal control over financial reporting appears on page F-1 of this Annual Report and is incorporated herein by reference.

The effectiveness of our ICFR as of December 31, 2015 has been audited by Deloitte & Touche LLP (“Deloitte”), our independent registered public accounting firm, based on the criteria established in the Internal Control Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission, as stated in its report dated March 14, 2016, which appears beginning on page F-3 of this Annual Report and is incorporated herein by reference.

Item 9B.	Other Information.

On March 12, 2016, we and John E. Dean, our Executive Chairman, entered into an Amendment No. 1 to the John E. Dean Letter Agreement, pursuant to which the Letter Agreement, dated August 4, 2014, between us and Mr. Dean is amended to change Mr. Dean’s annual base salary from $575,000 to $200,000.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by this Item concerning our audit committee members and financial expert, code of ethics and disclosure of delinquent Section 16 filers is incorporated herein by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

The following is the biographical information with respect to our directors and our executive officers as of March 1, 2016. Unless otherwise specified, the occupation of each individual has been the same for the past five years.

C. David Brown II, age 64, has been Chairman of Broad and Cassel, a law firm based in Florida, since March 2000. From 1989 until March 2000, he was Managing Partner of the Orlando office of the firm. Mr. Brown joined the firm in 1980. Mr. Brown is the immediate past Chairman of the Board of Trustees for the University of Florida. Mr. Brown is also a member of the board of directors of CVS Health Corporation, Rayonier Advanced Materials Inc., a leading specialty cellulose production company, and Orlando Health, a major health care provider serving Florida. During the past five years, he was also a director of Rayonier, Inc. Mr. Brown has been a director of ours since April 2015.

Jerry M. Cohen, age 64, retired as a senior partner of Deloitte in June 2014. Mr. Cohen joined Deloitte in 1973, and served for over 40 years with that firm, providing business advisory and audit services to a wide range of global organizations, including small, mid and large cap multinational public companies. Mr. Cohen worked with corporate boards of directors to develop, enhance and support corporate strategy and functioned as an advisor to senior executives and members of boards of directors. During his career, Mr. Cohen also served in a wide variety of strategic and leadership roles at Deloitte, including: managing partner, Philadelphia office; member of the Mid-Atlantic Executive Committee; regional managing partner – Assurance and Advisory Operations, Midwest; member of the Assurance and Advisory Management Committee; and member of the Assurance and Advisory Partner Evaluation and Compensation Committee. Mr. Cohen has been a Director of ours since September 2014.

John F. Cozzi, age 54, has served as a partner of AEA Investors LP, a private equity firm, since January 2004. Mr. Cozzi has been a Director of ours since October 2003.

John E. Dean, age 65, has served as our Executive Chairman since August 4, 2014. Mr. Dean is an attorney who has specialized in higher education law since April 1985. Mr. Dean has served as a principal of Washington Partners, LLC, a public affairs firm, since June 2002. Mr. Dean also was a partner at the Law Offices of John E. Dean from June 2005 through December 2015. Mr. Dean has been a Director of ours since December 1994.

Joanna T. Lau, age 57, has served as chairperson and chief executive officer of Lau Acquisition Corporation (doing business as LAU Technologies), a management consulting and investment firm, since March 1990. She is also a director of DSW Inc. Ms. Lau has been a Director of ours since October 2003.

Thomas I. Morgan, age 62, served as chairman of Baker & Taylor, Inc. (“B&T”), a distributor of physical and digital books, entertainment products and value-added services, from July 2008 until January 2014. He served as chief executive officer of B&T from July 2008 through January 2013. Prior to that, Mr. Morgan served as chief executive officer of Hughes Supply, Inc., a diversified wholesale distributor of construction, repair and maintenance-related products, from May 2003 until his retirement in March 2006. Mr. Morgan is also a director of Rayonier Advanced Materials, Inc. and Tech Data Corporation. During the past five years, Mr. Morgan was also a director of Rayonier, Inc. Mr. Morgan previously served as a Director of ours from May 2006 to June 2008, and currently has served as a Director of ours since January 2013.

Samuel L. Odle, age 66, has been a senior policy advisor for Bose Public Affairs Group, a public affairs consulting firm, since October 2012. He has also acted as a consultant, primarily in the healthcare and life sciences fields, since July 2012. Prior to that, he served as president and chief executive officer of Methodist Hospital (“MH”) and Indiana University Hospital (“IUH”) and executive vice president of Indiana University Health (formerly Clarian Health Partners) (“IU Health”), an Indianapolis-based private, non-profit healthcare organization comprised of MH, IUH and Riley Hospital for Children, since July 2004. Mr. Odle has been a Director of ours since January 2006.

Vin Weber, age 63, has served as co-chairman and partner of Mercury Public Affairs LLC (doing business as Mercury), a public affairs and lobbying firm, since October 2011. Mr. Weber was a partner at Clark & Weinstock Inc. (“C&W”) from 1994 until October 2011 and was the chief executive officer of C&W from 2007 until October 2011. During the past five years, he was also a director of Lenox Group, Inc. Mr. Weber has been a Director of ours since December 1994.

Kevin M. Modany, age 49, has served as our Chief Executive Officer since April 2007. Mr. Modany served as a Director of ours from July 2006 until August 2014 and as our Chairman from February 2008 until August 2014. He also served as our President from April 2005 through March 2009.

Eugene W. Feichtner, age 60, has served as our President and Chief Operating Officer since August 2014. Mr. Feichtner served as an Executive Vice President and as President, ITT Technical Institute Division from April 2009 until August 2014. He served as our Senior Vice President, Operations from March 2004 through March 2009.

Angela K. Knowlton, age 53, has served as our Senior Vice President, Controller and Treasurer since March 2010 and was designated as our principal accounting officer in November 2014. She served as our Vice President, Controller and Treasurer from February 2006 to March 2010.

June M. McCormack, age 67, has served as an Executive Vice President since April 2009 and as our President, Online Division since May 2008. Ms. McCormack also served as our Interim Chief Information Officer from May 2012 through November 2012 and from June 2013 through September 2013.

Ryan L. Roney, age 43 has served as our Executive Vice President, Chief Administrative and Legal Officer and Secretary since July 2014. Mr. Roney served as the chief legal officer, executive vice president of business development and corporate secretary of Vistage International, Inc., a chief executive membership organization, from December 2012 until July 2014. Prior to that, he served as the chief ethics and compliance officer of Powerwave Technologies, Inc., a global supplier of end-to-end wireless solutions for wireless communications networks from June 2011 until November 2012. From October 2000 until March 2011, Mr. Roney served in various roles with Smiths Group, PLC, most recently as general counsel of Smiths Detection, a provider of regulated technology products and advanced services from August 2002 through March 2011.

Glenn E. Tanner, age 68, has served as our Executive Vice President, Chief Marketing Officer since April 2009. He served as our Senior Vice President, Marketing from April 2007 through March 2009.

Rocco F. Tarasi, III, age 44, has served as our Executive Vice President, Chief Financial Officer since January 25, 2016 and prior to that, as our interim Chief Financial Officer beginning August 1, 2015. He served as Senior Vice President, President – The Center for Professional Development from January 2013 until August 2015. He served as our Vice President, Finance – Corporate Strategy and Development from October 2011 through January 2013. Mr. Tarasi was the co-founder of BrainCredits Corporation, an education start-up, from August 2010 through October 2011, and served as managing director, policyIQ for Resources Global Professionals, a multinational professional services firm, from July 2003 through August 2010.

Item 11.	Executive Compensation.

The information required of this Item concerning remuneration of our executive offers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Financial Statements:

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts of the Company for the years ended December 31, 2015, 2014 and 2013 appear on page F-66 of this Annual Report.

3.	Quarterly Financial Results for 2015 and 2014 (unaudited) appear on page F-67 of this Annual Report.

4.	Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on pages S-2 through S-11 of this Annual Report, which immediately precedes such exhibits, and is incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our ICFR as of December 31, 2015. Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria for the Internal Control-Integrated Framework (2013) set forth by The Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management has identified a control deficiency that constituted a material weakness in our ICFR as of December 31, 2015, as described below. A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has concluded that there was a deficiency in the design and operation of a review control over the financial close and reporting process specific to the PEAKS Senior Debt balances reported in the financial statements, including:

•	appropriate reconciliation of the reported amounts and related amortization of the discount recorded against the PEAKS Senior Debt balance; and

•	adequacy of the depth, sufficiency and number of resources with the technical expertise available in our accounting and finance group to appropriately identify, research, analyze and conclude upon the accounting treatment.

Our management determined this control deficiency could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. As a result, our management determined that this deficiency constituted a material weakness in our ICFR as of December 31, 2015, and our ICFR was not effective as of that date.

The effectiveness of our ICFR as of December 31, 2015 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its accompanying report.

F – 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ITT Educational Services, Inc.

Carmel, Indiana

We have audited the accompanying consolidated balance sheets of ITT Educational Services, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITT Educational Services, Inc. and subsidiaries as of December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, the Company is subject to risks and uncertainties including claims and contingencies arising from litigation and governmental investigations and increasing liquidity pressures that could affect amounts reported in the Company’s financial statements in future periods.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2016 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana

March 14, 2016

F – 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ITT Educational Services, Inc.

Carmel, Indiana

We have audited the internal control over financial reporting of ITT Educational Services, Inc. and subsidiaries (the “Company”) as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

A deficiency in the design and operation of a review control over the financial close and reporting process specific to the PEAKS Trust Senior Debt balances reported in the financial statements, including:

•	Appropriate reconciliation of the reported amounts and related amortization of the discount recorded against the PEAKS Trust Senior Debt balance,

•	Adequacy of the depth, sufficiency and number of resources with the technical expertise available in the Company’s accounting and finance group to appropriately identify, research, analyze and conclude upon the accounting treatment.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and our report dated March 14, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule

F – 3

and included an explanatory paragraph regarding risks and uncertainties including claims and contingencies arising from litigation and governmental investigations and increasing liquidity pressures that could affect amounts reported in the Company’s financial statements in future periods.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana

March 14, 2016

F – 4

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

ITT Educational Services, Inc.

In our opinion, the consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for the year ended December 31, 2013 present fairly, in all material respects, the results of operations and cash flows of ITT Educational Services, Inc. and its subsidiaries for the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the consolidated financial statements, the Company is subject to risks and uncertainties including litigation, governmental investigations and increasing liquidity pressures that could affect amounts reported in the Company’s financial statements in future periods.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Indianapolis, Indiana

October 15, 2014

F – 5

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$130,897	$135,937
Restricted cash	6,015	6,040
Accounts receivable, less allowance for doubtful accounts of $268 and $2,351	48,837	46,383
Private education loans	8,480	10,584
Deferred income taxes	26,440	34,547
Prepaid expenses and other current assets	22,429	57,923

Total current assets	243,098	291,414
Property and equipment, net	142,164	157,072
Private education loans, excluding current portion, less allowance for loan losses of $23,612 and $44,392	62,161	80,292
Deferred income taxes	71,817	71,719
Collateral deposits	91,168	97,932
Other assets	53,606	54,409

Total assets	$664,014	$752,838

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$68,521	$9,635
Current portion of PEAKS Trust senior debt	20,105	37,545
Current portion of CUSO secured borrowing obligation	23,591	20,813
Accounts payable	59,753	67,848
Accrued compensation and benefits	12,425	12,264
Other current liabilities	31,973	27,153
Deferred revenue	113,739	147,475

Total current liabilities	330,107	322,733
Long-term debt, excluding current portion	0	86,714
PEAKS Trust senior debt, excluding current portion	30,701	48,166
CUSO secured borrowing obligation, excluding current portion	91,728	101,267
Other liabilities	50,342	51,886

Total liabilities	502,878	610,766

Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371
Capital surplus	181,160	198,883
Retained earnings	987,223	963,737
Accumulated other comprehensive (loss) income	(1,693)	1,201
Treasury stock, 13,394,834 and 13,619,010 shares, at cost	(1,005,925)	(1,022,120)

Total shareholders’ equity	161,136	142,072

Total liabilities and shareholders’ equity	$664,014	$752,838

The accompanying notes are an integral part of the consolidated financial statements.

F – 6

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$849,826	$961,783	$1,072,311
Costs and expenses:
Cost of educational services	390,610	460,782	486,353
Student services and administrative expenses	343,676	389,116	397,541
Goodwill and asset impairment	5,203	2,454	0
Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters	26,093	32,008	6,923
Loss related to loan program guarantees	0	2,019	90,964
Provision for private education loan losses, net	5,083	14,150	29,349

Total costs and expenses	770,665	900,529	1,011,130

Operating income	79,161	61,254	61,181
Gain (loss) on consolidation of variable interest entities	0	16,631	(73,248)
Interest income	86	65	108
Interest (expense)	(39,847)	(37,808)	(25,277)

Income (loss) before provision for income taxes	39,400	40,142	(37,236)
Provision (benefit) for income taxes	16,102	16,822	(10,212)

Net income (loss)	$23,298	$23,320	$(27,024)

Earnings (loss) per share:
Basic	$0.99	$0.99	$(1.15)
Diluted	$0.97	$0.98	$(1.15)
Weighted average shares outstanding:
Basic	23,651	23,474	23,412
Diluted	23,957	23,681	23,412

The accompanying notes are an integral part of the consolidated financial statements.

F – 7

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$23,298	$23,320	$(27,024)
Other comprehensive income (loss), net of tax:
Net actuarial pension (loss) gain, net of income tax of $1,364, $683 and $6,811	(2,159)	(1,077)	10,755
Net actuarial pension loss amortization, net of income tax of $0, $0 and $790	1	0	1,247
Prior service cost (credit) amortization, net of income tax of $602, $603 and $604	(953)	(952)	(951)
Pension settlement, net of income tax of $137, $53 and $17	217	84	25

Other comprehensive income (loss), net of tax	(2,894)	(1,945)	11,076

Comprehensive income (loss)	$20,404	$21,375	$(15,948)

The accompanying notes are an integral part of the consolidated financial statements.

F – 8

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$23,298	$23,320	$(27,024)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	21,973	26,456	27,252
Provision for doubtful accounts	35,195	63,928	67,640
Deferred income taxes	7,671	38,291	(54,102)
Stock-based compensation expense	5,786	10,336	11,638
Settlement payments	(4,500)	0	(46,000)
Goodwill and asset impairment	5,203	2,454	0
Accretion of discount on private education loans	(11,603)	(12,170)	(12,996)
Accretion of discount on long-term debt	2,491	118	0
Accretion of discount on PEAKS Trust senior debt	4,902	16,220	4,926
Accretion of discount on CUSO secured borrowing obligation	845	231	0
Provision for private education loan losses	5,083	14,150	29,349
(Gain) loss on consolidation of variable interest entities	0	(16,631)	73,248
Other	(504)	(613)	315
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	25	2,334	(455)
Accounts receivable	(37,649)	(10,010)	(87,225)
Private education loans	26,755	18,552	11,554
Accounts payable	(9,394)	9,591	(5,574)
Other operating assets and liabilities	34,869	(48,624)	73,880
Deferred revenue	(33,736)	(1,156)	11,299

Net cash flows from operating activities	76,710	136,777	77,725

Cash flows from investing activities:
Capital expenditures	(7,405)	(6,092)	(5,147)
Acquisition of company, net of cash acquired	0	(5,220)	(7,150)
Collateralization of letters of credit	88,662	(89,304)	0
Collateral and escrowed funds	(81,895)	0	0
Proceeds from repayment of notes	0	293	461
Purchases of investments	(3)	(2)	(1,242)

Net cash flows from investing activities	(641)	(100,325)	(13,078)

Cash flows from financing activities:
Debt issue costs	0	(4,938)	0
Proceeds from term borrowings	0	100,000	0
Repayment of term debt and revolver borrowings	(30,319)	(50,000)	(90,000)
Repayment of PEAKS Trust senior debt	(39,807)	(158,668)	(1,946)
Repayment of CUSO secured borrowing obligation	(10,351)	(1,766)	0
Common shares tendered for taxes	(632)	(914)	(395)

Net cash flows from financing activities	(81,109)	(116,286)	(92,341)

Net change in cash and cash equivalents	(5,040)	(79,834)	(27,694)
Cash and cash equivalents at beginning of period	135,937	215,771	243,465

Cash and cash equivalents at end of period	$130,897	$135,937	$215,771

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Income taxes (net of refunds)	$(17,359)	$14,466	$61,131
Interest	$23,276	$20,897	$3,310
Non-cash operating activities:
Consolidation of variable interest entities assets	$0	$30,136	$113,819
Consolidation of variable interest entities liabilities	$0	$2,564	$471
Non-cash operating and investing activities:
Accrued capital expenditures	$1,564	$236	$0
Non-cash financing activities:
Issuance of treasury stock for Directors’ compensation	$206	$38	$0
Consolidation of PEAKS Trust senior debt	$0	$0	$226,096
Consolidation of CUSO secured borrowing obligation	$0	$122,542	$0

The accompanying notes are an integral part of the consolidated financial statements.

F – 9

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Amount	Total
Balance as of December 31, 2012	37,069	$371	$197,113	$967,473	$(7,930)	(13,744)	$(1,031,262)	$125,765
Net (loss)				(27,024)				(27,024)
Other comprehensive income, net of income tax					11,076			11,076
Equity award vesting			(3,297)			68	3,297	0
Tax benefit from equity awards			(5,414)					(5,414)
Stock-based compensation			11,638					11,638
Shares tendered for taxes						(23)	(395)	(395)

Balance as of December 31, 2013	37,069	371	200,040	940,449	3,146	(13,699)	(1,028,360)	115,646
Net income				23,320				23,320
Other comprehensive (loss), net of income tax					(1,945)			(1,945)
Equity award vesting			(7,084)			121	7,084	0
Tax benefit from equity awards			(4,409)					(4,409)
Stock-based compensation			10,336					10,336
Shares tendered for taxes						(42)	(914)	(914)
Issuance of shares for Directors’ compensation				(32)		1	70	38

Balance as of December 31, 2014	37,069	371	198,883	963,737	1,201	(13,619)	(1,022,120)	142,072
Net income				23,298				23,298
Other comprehensive (loss), net of income tax					(2,894)			(2,894)
Equity award vesting			(16,809)			334	16,809	0
Tax benefit from equity awards			(6,700)					(6,700)
Stock-based compensation			5,786					5,786
Shares tendered for taxes						(112)	(632)	(632)
Issuance of shares for Directors’ compensation				188		2	18	206

Balance as of December 31, 2015	37,069	$371	$181,160	$987,223	$(1,693)	(13,395)	($1,005,925)	$161,136

The accompanying notes are an integral part of the consolidated financial statements.

F – 10

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and unless otherwise stated)

1.	Business and Significant Accounting Policies

Business Overview. ITT Educational Services, Inc. is a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. References in these Notes to “we”, “us” and “our” refer to ITT Educational Services, Inc., its wholly-owned subsidiaries and the variable interest entities (“VIEs”) that it consolidates, unless the context requires or indicates otherwise. As of December 31, 2015, we were offering:

•	master, bachelor and associate degree programs to approximately 45,000 students at ITT Technical Institute and Daniel Webster College locations; and

•	short-term information technology and business learning solutions for individuals.

In addition, we offered one or more of our online education programs to students who are located in all 50 states. As of December 31, 2015, we had 138 campus locations in 39 states. All of our campus locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since 2009 under the “Daniel Webster College” name. In January 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta (“Ascolta”) and offered short-term information technology and business learning solutions for career advancers and other professionals. In August 2013, we acquired all of the membership interests of Cable Holdings, LLC (“Cable Holdings”), an education company that offered short-term information technology and business learning solutions for career advancers and other professionals. See Note 3 – Acquisitions, for additional discussion of the acquisitions of the Ascolta business and Cable Holdings. Our corporate headquarters are located in Carmel, Indiana.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of our wholly-owned subsidiaries and the VIEs that we consolidate, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Arrangements where we have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we are required to consolidate the other party in our consolidated financial statements. See Note 8 – Variable Interest Entities, for a further discussion of the VIEs in which we held a variable interest and the consolidation of those entities in our consolidated financial statements as of and for the years ended December 31, 2015, 2014 and 2013. All intercompany balances and transactions are eliminated upon consolidation. We review the operations of our business on a regular basis to determine our reportable operating segments, as defined in ASC 280, “Segment Reporting.” As of December 31, 2015, 2014 and 2013, we reported our financial results under one reportable operating segment.

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

F – 11

Cash Equivalents. Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

Restricted Cash. The funds from the federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”), and certain other monies transferred to us by electronic funds transfer, are subject to holding restrictions before they can be drawn into our cash account. The funds subject to these holding periods are identified as restricted cash until they are applied to the students’ accounts. In addition, funds held for students from Title IV Programs that result in a credit balance on a student’s account are also reflected as restricted cash on our Consolidated Balance Sheet. The amount of these funds included on our Consolidated Balance Sheet was $585 as of December 31, 2015 and $1,967 as of December 31, 2014.

We consolidated two VIEs in our consolidated financial statements, one beginning on February 28, 2013 and the other beginning on September 30, 2014. Funds held by these VIEs are classified as restricted cash on our Consolidated Balance Sheets, because those funds can only be used to satisfy the obligations of the related VIE. Funds held by the VIEs included in restricted cash on our Consolidated Balance Sheet were $5,430 as of December 31, 2015 and $4,073 as of December 31, 2014.

Collateral Deposits. We have provided cash collateral and escrowed funds for:

•	our guarantee obligations to a VIE;

•	workers’ compensation obligations;

•	letters of credit issued for our account; and

•	regulatory requirements.

The amount of the cash collateral and escrowed funds provided for these purposes is included in the line item Collateral deposits on our Consolidated Balance Sheets. The funds held as cash collateral and escrowed funds are not available for use by us.

We maintain an escrow account to secure our guarantee obligation to the VIE that we consolidated in our consolidated financial statements beginning September 30, 2014. The amount of funds that are required to be held in the escrow account is based on a percentage of the aggregate principal balance of the private education loans associated with our guarantee obligation to the VIE. We may be required to increase the amount held in this escrow account if we are not in compliance with certain covenants. The amount of funds in this escrow account was $8,631 as of December 31, 2015 and $8,628 as of December 31, 2014. See Note 15 – Commitments and Contingencies, for a further discussion of the collateral requirements associated with our guarantee obligation.

In December 2015, we provided cash collateral to one of our insurance carriers to secure our obligations in connection with certain workers’ compensation insurance policies instead of issuing a letter of credit. We can replace the cash collateral with a letter of credit at our option at any time. As of December 31, 2015, the amount of funds that we had deposited with the insurance carrier was $2,187. We deposited an additional $593 of cash collateral for our workers’ compensation obligations in January 2016.

Beginning in 2014, we were required to provide cash collateral in an amount equal to 109% of the face amount of a letter of credit payable to the ED (“ED Letter of Credit”) and 103% of the face amount of all other letters of credit issued for our account. The balance of this cash collateral was $109 as of December 31, 2015 and $89,304 as of December 31, 2014. Of the amount as of December 31, 2014, $86,882 related to the letter of credit that was issued on October 31, 2014 to the ED. The funds held as cash collateral could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon and remain subject to such potential use until the cancellation, termination, expiration or reduction of the face amount of the outstanding letters of credit.

On December 16, 2015, we entered into an agreement with the ED (“ED Agreement”) to provide funds to the ED for the ED to maintain in an escrow account in lieu of the ED Letter of Credit. As of December 31, 2015 the amount of funds held by the ED (“ED Escrowed Funds”) was $79,708. See Note 15 – Commitments and Contingencies.

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

F – 12

Certain of the PEAKS Trust Student Loans and the CUSO Student Loans (collectively, the “Private Education Loans”) had evidence of credit deterioration since the date those loans were originated and, therefore, we determined that, at the date of the PEAKS Consolidation and the CUSO Consolidation, it was probable that all contractually required payments under the applicable loans would not be collected. We recorded those loans at fair value at the date of the PEAKS Consolidation and the CUSO Consolidation, as applicable. We also recorded at fair value the Private Education Loans that did not individually have evidence of deteriorated credit quality at the date of the PEAKS Consolidation and the CUSO Consolidation, because we determined that the application of an expected cash flow model provided the most reasonable presentation and this accounting treatment was consistent with the American Institute of Certified Public Accountants’ (the “AICPA”) December 18, 2009 Confirmation Letter (the “Confirmation Letter”). No allowance for loan losses was recorded at the date of the PEAKS Consolidation or the CUSO Consolidation, because all of the Private Education Loans were recorded at fair value and future credit losses are considered in the estimate of fair value. Cash flows from the Private Education Loans expected to be collected within the 12 month period after December 31, 2015 have been classified as current on our Consolidated Balance Sheet. The remaining balance is classified as non-current.

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

If a decrease in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be less than the expected cash flows at the end of the previous fiscal quarter, we would record the impairment as:

•	a provision for private education loan losses in our Consolidated Statement of Operations; and

•	an increase in the allowance for loan losses on our Consolidated Balance Sheets.

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

The excess of any cash flows expected to be collected with respect to a loan pool of the Private Education Loans over the carrying value of the loan pool is referred to as the accretable yield. The accretable yield is accreted and included as interest income at a level rate of return over the remaining estimated life of the loan pool. If we determine that the timing and/or amounts of expected cash flows with respect to a loan pool are not reasonably estimable, no interest income would be accreted and the loans in that loan pool would be reported as nonaccrual loans. We recognize the accretable yield of the Private Education Loans as interest income, because the timing and the amounts of the expected cash flows are reasonably estimable.

If a Private Education Loan is paid in full or charged-off, that loan is removed from the loan pool. If the amount of the proceeds received for that loan, if any, is less than the unpaid principal balance of the loan, the difference is first applied against the loan pool’s

F – 13

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

If any portion of a Private Education Loan that had previously been charged-off is recovered, the amount collected increases the applicable loan pool’s nonaccretable difference. If the nonaccretable difference with respect to the applicable loan pool has been fully depleted, the amount collected increases that loan pool’s allowance for loan losses. If amounts are recovered from Private Education Loans that were not recognized on our Consolidated Balance Sheet at the time of the PEAKS Consolidation or the CUSO Consolidation (because it was estimated that they had no value), we recognize the amount of these recoveries in our Consolidated Statements of Operations as a reduction to the provision for loan losses.

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

Goodwill and Other Indefinite-Lived Intangible Assets. Goodwill and certain other intangible assets (primarily trademarks) are not amortized, because there are no legal, regulatory, contractual, economic or other factors that limit the useful life of those intangible assets. Intangible assets that are not amortized (indefinite-lived intangible assets) are subject to evaluation for impairment. We perform this evaluation annually, during the fourth quarter, or more frequently if facts and circumstances warrant. Certain triggering events are considered by us when evaluating whether an interim impairment analysis is warranted. These events may include a significant long-term decrease in our market capitalization based on events specific to our operations, as well as deteriorating operating results and current period and projected future operating results that negatively differ from the operating plans used in the most recent impairment analysis. We also consider changes in the accreditation, regulatory or legal environment; increased competition; innovation changes; and changes in the market acceptance of our educational programs and the graduates of those programs, among other factors, when determining whether an interim impairment analysis is warranted.

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

F – 14

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

The difference between the amount of the guarantee payments that we expected to make and the amount that we expected would be repaid to us, each discounted at a risk-free rate of interest, as applicable, was included in our estimate of the amount of our contingent liability related to our guarantee obligations under the CUSO Program prior to the date of the CUSO Consolidation. Beginning on September 30, 2014, we no longer record a contingent liability related to the CUSO Program on our Consolidated Balance Sheets because the contingent liability was eliminated upon the CUSO Consolidation.

Debt. The PEAKS Trust issued senior debt in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”). In accordance with ASC 810, we included the PEAKS Senior Debt on our Consolidated Balance Sheet at its fair value as of February 28, 2013, the date of the PEAKS Consolidation. The difference between the fair value of the PEAKS Senior Debt and its outstanding aggregate principal balance at the date of the PEAKS Consolidation was recorded as an accrued discount on our Consolidated Balance Sheet at the date of the PEAKS Consolidation. The accrued discount is being recognized in interest expense, using the interest method based on the actual and projected cash flows, over the expected life of the PEAKS Senior Debt.

Commitment fees and other amounts that we paid to or on behalf of a third-party lender to realize the proceeds of debt financing have been recorded as a discount to the associated debt on our Consolidated Balance Sheets and are amortized into interest expense using the interest method.

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

In accordance with ASC 810, we included the CUSO Secured Borrowing Obligation on our Consolidated Balance Sheet at its fair value as of September 30, 2014, the date of the CUSO Consolidation. The difference between the estimated fair value of the CUSO Secured Borrowing Obligation and the amount expected to be paid by the CUSO to the CUSO Participants was recorded as an accrued discount on our Consolidated Balance Sheet at the date of the CUSO Consolidation. The accrued discount is being recognized in interest expense, using the interest method based on the actual and projected cash flows, over the expected life of the CUSO Secured Borrowing Obligation.

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

F – 15

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

Interest income on the Private Education Loans, which is the accretion of the accretable yield on the Private Education Loans, is included in revenue and recognized based on the effective interest method as described in Note 9 – Private Education Loans.

Advertising Costs. We expense all advertising costs as incurred. Advertising expense, which is included in Student services and administrative expenses in our Consolidated Statements of Operations, was $167,927 in the year ended December 31, 2015, $177,564 in the year ended December 31, 2014 and $177,791 in the year ended December 2013.

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

F – 16

We generally issue shares of our common stock from treasury shares upon the exercise of stock options or vesting of RSUs. As of December 31, 2015, approximately 13.4 million shares of our common stock were held in treasury. Our Board of Directors has authorized us to repurchase outstanding shares of our common stock, but we do not expect to repurchase any outstanding shares of our common stock in 2016.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASU 2016-02”), which is included in the Codification under ASC 840, “Leases” (“ASC 840”). This guidance introduces a new lessee model that brings substantially all leases on the balance sheet and represents a significant change to lease accounting. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2019, with early adoption permitted. We are assessing the impact that ASU 2016-02 may have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (“ASU 2015-17”), which is included in the Codification under ASC 740. This guidance simplifies the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2017. Earlier adoption is permitted as of the beginning of an interim or annual reporting period. The amendments in ASU 2015-17 may be applied either prospectively to all deferred income tax liabilities and assets or retrospectively to all periods presented. We are assessing the impact that this guidance may have on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”), which is included in the Codification under ASC 805, “Business Combinations” (“ASC 805”). This guidance simplifies the accounting for adjustments made to provisional amounts recognized in a business combination and requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is also required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts. In addition, an entity is required to present separately on the face of its financial statements or disclose in the notes to its financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance became effective for our interim and annual reporting periods beginning January 1, 2016. We do not expect the adoption of ASU 2015-16 to have a material impact on our consolidated financial statements.

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

F – 17

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which is included in the Codification under ASC 835, “Interest” (“ASC 835”). This guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that liability. These standards became effective for our interim and annual reporting periods beginning January 1, 2016, with early adoption permitted. We do not expect the adoption of ASU 2015-03 to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendment to the Consolidation Analysis” (“ASU 2015-02”), which is included in the Codification under ASC 810. This guidance changes the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. This guidance became effective for our interim and annual reporting periods beginning January 1, 2016, with early adoption permitted. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items” (“ASU 2015-01”), which is included in the Codification under ASC 225, “Income Statement” (“ASC 225”). This guidance eliminates the concept of extraordinary items from GAAP. This guidance became effective for our interim and annual reporting periods beginning January 1, 2016, with early adoption permitted. We do not expect the adoption of ASU 2015-01 to have a material impact on our consolidated financial statements.

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

Our consolidated financial statements include the results of the Ascolta business beginning as of the acquisition date. The revenue and expenses of the Ascolta business included in our Consolidated Statement of Operations for the year ended December 31, 2014 were not significant. Our revenue, net income and earnings per share would not have been significantly affected, if the revenue and expenses of the Ascolta business were presented for the year ended December 31, 2014 and 2013 as if the transaction had occurred at the beginning of the earliest period presented. The costs incurred to acquire the Ascolta business were expensed and were not significant.

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

F – 18

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

Our consolidated financial statements include the results of Cable Holdings from the acquisition date. The revenue and expenses of Cable Holdings included in our Consolidated Statements of Operations for the year ended December 31, 2013 were not significant. Our revenue, net income and earnings per share would not have been significantly affected, if the revenue and expenses of Cable Holdings were presented for the year ended December 31, 2013 as if the transaction had occurred at the beginning of the earliest period presented. The costs incurred to acquire Cable Holdings were expensed and were not significant.

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

In 2015, the goodwill associated with the acquisition of the Ascolta business and Cable Holdings was fully written-off. See Note 11 – Goodwill and Other Intangibles, for additional discussion of the write-off of the goodwill.

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Consolidated Balance Sheet as of December 31, 2015:

		Fair Value Measurements at Reporting Date Using
Description	As of December 31, 2015	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market fund	$130,821	$130,821	$0	$0
Restricted cash:
Money market fund	585	585	0	0
Collateral deposits:
Money market fund	8,631	8,631	0	0

	$140,037	$140,037	$0	$0

F – 19

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

The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Consolidated Balance Sheets as of December 31, 2015 or 2014.

The carrying value of the Private Education Loans was $70,641 as of December 31, 2015 and $90,876 as of December 31, 2014. The estimated fair value of the Private Education Loans was approximately $81,335 as of December 31, 2015 and approximately $101,623 as of December 31, 2014. The fair value of the Private Education Loans was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the Private Education Loans. The significant inputs used in determining the estimated fair value included the default rate, repayment rate and discount rate. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of December 31, 2015, the carrying value of our debt under our Financing Agreement (as defined in Note 12 – Debt) was $68,521 and the estimated fair value was approximately $70,000. As of December 31, 2014, each of the carrying value and the estimated fair value of our debt under our Financing Agreement was approximately $96,349. The fair value of our debt under the Financing Agreement was estimated by discounting the future expected cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were unobservable in determining the estimated fair value of our debt under the Financing Agreement. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

F – 20

The carrying value of the PEAKS Senior Debt was $50,806 as of December 31, 2015 and $85,711 as of December 31, 2014. The estimated fair value of the PEAKS Senior Debt was approximately $47,000 as of December 31, 2015 and approximately $85,000 as of December 31, 2014. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

The carrying value of the CUSO Secured Borrowing Obligation was $115,319 as of December 31, 2015 and $121,007 as of December 31, 2014. The estimated fair value of the CUSO Secured Borrowing Obligation was approximately $87,000 as of December 31, 2015 and $116,933 as of December 31, 2014. The fair value of the CUSO Secured Borrowing Obligation was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the CUSO Secured Borrowing Obligation. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

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

We participate in various Title IV Programs of the HEA. In 2015, in the aggregate, our institutions derived approximately 80% of their applicable revenue from funds distributed under those Title IV Programs, as determined on a cash accounting basis under the calculation of the provision of the HEA commonly referred to as the “90/10 Rule.”

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

6.	Equity Compensation Plans

We have adopted the following equity compensation plans, referred to collectively as the “Plans”:

•	2006 ITT Educational Services, Inc. Equity Compensation Plan – On May 9, 2006, our shareholders approved the 2006 ITT Educational Services, Inc. Equity Compensation Plan (the “Original 2006 Plan”).

•	ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan – On May 7, 2013, our shareholders approved the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan and on October 20, 2014 and May 22, 2015, we approved amendments to that plan (as so amended, the “Amended 2006 Plan”). Awards may be granted to our employees and directors under the Amended 2006 Plan in the form of stock options (incentive and nonqualified), stock appreciation rights (“SARs”), restricted stock, RSUs, performance shares, performance units and other stock-based awards as defined in the plan. The Amended 2006 Plan increased the maximum number of shares of our common stock that may be issued pursuant to awards under the plan to 7,350,000, an increase of 3,350,000 over the 4,000,000 maximum under the Original 2006 Plan. Each share underlying stock options and SARs granted and not forfeited or terminated, reduces the number of shares available for future awards by one share. The delivery of a share in connection with a “full-value award” (i.e., an award of restricted stock, RSUs, performance shares, performance units or any other stock-based award with value denominated in shares) reduces the number of shares remaining for other awards by two shares. As of December 31, 2015, restricted stock, RSUs and nonqualified stock options have been awarded under this plan.

All awards granted under equity compensation plans other than the Plans expired in or prior to 2014.

The amount of stock-based compensation expense and the line items in which those amounts are included in our Consolidated Statements of Operations and the related estimated income tax benefit recognized in the periods indicated were as follows:

	Year Ended December 31,
	2015	2014	2013
Cost of educational services	$3,075	$4,790	$4,799
Student services and administrative expenses	2,711	5,546	6,839

Total stock-based compensation expense	$5,786	$10,336	$11,638
Income tax (benefit)	$(2,227)	$(3,980)	$(4,481)

F – 21

As of December 31, 2015, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $3,825, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 1.1 years.

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

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Year Ended December 31, 2015
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,153,273	$76.92	$88,711
Granted	121,208	$4.91	595
Forfeited	(43,334)	$18.23	(790)
Exercised	0	$0.00	0
Expired	(142,939)	$84.73	(12,111)

Outstanding at end of period	1,088,208	$70.21	$76,405	1.5 years	$0

Exercisable at end of period	841,231	$85.96	$72,313	1.3 years	$0

(1)	The aggregate intrinsic value of stock options is calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on December 31, 2015 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable. Since the closing market price of our common stock on December 31, 2015 was lower than the exercise price of all outstanding stock options and exercisable stock options, the aggregate intrinsic value of the stock options was zero.

We expect all of the outstanding stock options that are not exercisable at December 31, 2015 to vest.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Shares subject to stock options granted	121,208	168,500	156,500
Weighted average grant date fair value	$3.65	$12.62	$9.27
Shares subject to stock options exercised	0	0	0
Intrinsic value of stock options exercised	$0	$0	$0
Proceeds received from stock options exercised	$0	$0	$0
Tax benefits realized from stock options exercised	$0	$0	$0

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rates	1.6%	1.3%	0.7%
Expected lives (in years)	4.7	4.7	4.6
Volatility	107%	55%	60%
Dividend yield	None	None	None

Restricted Stock Units. Under the Amended 2006 Plan and Original 2006 Plan, RSUs awarded are subject to a restriction period of at least: (a) for awards made prior to November 24, 2010, three years in the case of a time-based period of restriction and one year in the case of a performance-based period of restriction; and (b) for awards made after November 24, 2010, one year, unless the Compensation Committee determines otherwise. All RSUs awarded under the Amended 2006 Plan and Original 2006 Plan that were not vested as of December 31, 2015 have a time-based restriction period that ranges from ending on the first to the third anniversary of the date of grant.

F – 22

The following table sets forth the number of RSUs that were granted, forfeited and vested in the period indicated:

	Year Ended December 31, 2015
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	831,307	$30.17
Granted	423,632	$4.84
Forfeited	(127,821)	$19.09
Vested	(334,099)	$40.26

Unvested at end of period	793,019	$14.18

The total fair market value of the RSUs that vested and were settled in shares of our common stock was $1,802 in the year ended December 31, 2015, $2,512 in the year ended December 31, 2014 and $1,241 in the year ended December 31, 2013.

7.	Earnings (Loss) Per Common Share

Earnings (loss) per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income (loss) and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,651	23,474	23,412
Shares assumed issued (less shares assumed purchased for stock-based compensation)	306	207	Not Applicable

Outstanding shares for diluted earnings (loss) per share calculation	23,957	23,681	23,412

A total of approximately 1.4 million shares for fiscal year 2015, approximately 1.4 million shares for fiscal year 2014 and approximately 1.4 million shares for fiscal year 2013 were excluded from the calculation of our diluted earnings per common share, because the effect was anti-dilutive.

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

F – 23

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

F – 24

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

F – 25

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

The following table sets forth the carrying values of assets and liabilities of the PEAKS Trust that were included on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2015	2014
Assets
Restricted cash	$1,462	$1,556
Current portion of PEAKS Trust student loans	5,746	7,169
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $21,816 and $42,353	45,987	59,902

Total assets	$53,195	$68,627

Liabilities
Current portion of PEAKS Trust senior debt	$20,105	$37,545
Other current liabilities	191	199
PEAKS Trust senior debt, excluding current portion	30,701	48,166

Total liabilities	$50,997	$85,910

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

Revenue and Expenses of PEAKS Trust. The following table sets forth the revenue and expenses of the PEAKS Trust, excluding the loss on consolidation of the PEAKS Trust, that were included in our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Revenue	$8,702	$11,471	$12,996
Student services and administrative expenses	1,892	4,479	5,288
Provision for private education loan losses	6,519	12,111	29,349
Interest expense	10,598	30,322	21,288

(Loss) before provision for income taxes	$(10,307)	$(35,441)	$(42,929)

The revenue of the PEAKS Trust consists of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans. The servicing, administrative and other fees incurred by the PEAKS Trust are included in Student services and administrative expenses in our Consolidated Statements of Operations. The provision for PEAKS

F – 26

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

Prior to the PEAKS Consolidation, Payments on Behalf of Borrowers were reflected on our consolidated financial statements as a reduction to our contingent liability. Following the PEAKS Consolidation, Payments on Behalf of Borrowers were not reflected on our consolidated financial statements, since those payments were intercompany transactions, which were eliminated from our consolidated financial statements as a result of the PEAKS Consolidation.

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

PEAKS Guarantee Payments and Payments on Behalf of Borrowers. The following table sets forth the PEAKS Guarantee payments and Payments on Behalf of Borrowers that were made in the periods indicated:

	Year Ended December 31,
Type of Payment	2015	2014
PEAKS Guarantee	$30,090	$159,255
Payments on Behalf of Borrowers	0	1,832

Total	$30,090	$161,087

F – 27

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

F – 28

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

The following table sets forth the carrying values of assets and liabilities of the CUSO that were included on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2015	2014
Assets
Restricted cash	$3,968	$2,517
Current portion of CUSO Student Loans	2,734	3,415
CUSO Student Loans, excluding current portion, less allowance for loan losses of $1,796 and $2,039	16,174	20,390
Other assets	257	284

Total assets	$23,133	$26,606

Liabilities
Current portion of CUSO Secured Borrowing Obligation	$23,591	$20,813
Other current liabilities	154	179
CUSO Secured Borrowing Obligation, excluding current portion	91,728	101,267

Total liabilities	$115,473	$122,259

The assets of the CUSO can only be used to satisfy the obligations of the CUSO. Other liabilities of $1,073 of the CUSO that were reported as of December 31, 2014 have been reclassified and included in the line items CUSO Secured Borrowing Obligation to conform to the current year presentation.

F – 29

Revenue and Expenses of the CUSO. The following table sets forth the revenue and expenses of the CUSO, excluding the gain on consolidation of the CUSO, which were included in our Consolidated Statement of Operations for the period indicated:

	Year Ended December 31,
	2015	2014
Revenue	$4,580	$1,136
Student services and administrative expenses	1,670	437
Provision for private education loan losses, net	(1,436)	2,039
Interest expense	13,996	3,725

(Loss) before provision for income taxes	$(9,650)	$(5,065)

The revenue of the CUSO consists of interest income on the CUSO Student Loans, which is the accretion of the accretable yield on the CUSO Student Loans, and an administrative fee paid by the CUSO Participants to the CUSO on a monthly basis. The servicing, administrative and other fees incurred by the CUSO are included in Student services and administrative expenses in our Consolidated Statements of Operations. The provision for private education loan losses represents the increase in the allowance for loan losses that occurred during the period, offset by recoveries received from private education loans that were charged off prior to the CUSO Consolidation. The allowance for loan losses represents the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the CUSO Student Loans, discounted by the loan pool’s effective interest rate as of the end of the reporting period. Interest expense of the CUSO represents interest expense on the CUSO Secured Borrowing Obligation, which includes the contractual interest obligation on the CUSO Student Loans and the accretion of the discount on the CUSO Secured Borrowing Obligation.

CUSO RSA – Payments, Recoveries and Offsets. Pursuant to the CUSO RSA, we are entitled to all amounts that the CUSO recovers from loans in a particular loan pool made under the CUSO Program that have been charged off, until all payments that we made under the CUSO RSA with respect to that loan pool have been repaid to us by the CUSO. We have the right to offset payment amounts that we owe under the CUSO RSA by the amount of recoveries from charged-off loans made under the CUSO Program that are owed, but have not been paid, to us. We exercised this offset right in the years ended December 31, 2015 and 2014.

In June 2015, we entered into an amendment to the CUSO RSA that, among other things, allowed us to defer the payments due in June 2015 through December 2015 under the CUSO RSA to January 2016. See Note 15 – Commitments and Contingencies for a discussion of this amendment. In accordance with the provisions of this amendment, we deferred the payments due in June 2015 through December 2015 under the CUSO RSA, which totaled approximately $6,092. We utilized the amount of the recoveries of charged-off loans received by the CUSO between June 2015 and December 2015 that were due but were not paid to us to offset against amounts that we owed under the CUSO RSA in January 2016. The amount of recoveries of charged-off loans received by the CUSO between June 2015 and December 31, 2015 that were due but were not paid to us totaled $761.

The following table sets forth the payments that we made to the CUSO related to our guarantee obligations under the CUSO RSA and the amount of recoveries from charged-off loans paid to us by the CUSO in the periods indicated:

	Year Ended December 31,
	2015		2014
Regular Payments	$3,840	(1)	$6,562	(2)(3)
Discharge Payments	9,253		2,577

	$13,093		$9,139

(1)	This amount is net of $521 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA. In addition, we deferred payment of $6,092 of Regular Payments, that otherwise would have been due between June 8, 2015 and December 31, 2015, to January 2016. We also utilized the amount of recoveries of charged-off loans received by the CUSO during this period that were not paid to us, which totaled $761, to offset against amounts that we owed under the CUSO RSA in January 2016.
(2)	This amount is net of $466 of recoveries from charged-off loans owed to us that we offset against the amount we owed under the CUSO RSA.
(3)	Of this amount, $4,556 was paid prior to the CUSO Consolidation.

F – 30

Excluding the recoveries of charged-off loans received by the CUSO between June 2015 and December 2015, the CUSO did not remit to us, and we did not offset payments under the CUSO RSA for, the following amounts of recoveries from charged-off loans that were owed to us:

•	$0 in the fiscal year ended December 31, 2015; and

•	$475 in the fiscal year ended December 31, 2014.

The amount of recoveries from charged-off loans that were owed to us by the CUSO, but not paid or offset, as of December 31, 2014 were not recorded in our consolidated financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the CUSO Consolidation. See Note 15 – Commitments and Contingencies, for a further discussion of the offsets and CUSO RSA.

We made advances to the CUSO under the Revolving Note in years prior to 2012. We made the advances so that the CUSO could use those funds primarily to provide additional funding to the CUSO to purchase additional private education loans made under the CUSO Program. The period of time during which we could make additional advances under the Revolving Note ended on January 1, 2014. Certain of the assets of the CUSO serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full. In 2013, we offset $8,472 owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, instead of making additional payments in that amount. We did not offset any amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, in the years ended December 31, 2015 and 2014. See Note 15 – Commitments and Contingencies for a further discussion of the offset.

The amount owed to us under the Revolving Note, excluding those offsets, was approximately $8,300 as of December 31, 2015 and $8,200 as of December 31, 2014. The amount of the Revolving Note was eliminated from our consolidated financial statements as a result of the CUSO Consolidation.

9.	Private Education Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013 and to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 8 – Variable Interest Entities, for a further discussion of the consolidation of the PEAKS Trust and the CUSO (the “Consolidated VIEs”). As a result, the assets and liabilities of the Consolidated VIEs were included on our Consolidated Balance Sheets as of December 31, 2015 and 2014.

As of December 31, 2015, the aggregate carrying amount of the Private Education Loans included in the Private education loan line items on our Consolidated Balance Sheet was $70,641 and as of December 31, 2014 was $90,876. The outstanding principal balance of the Private Education Loans, including accrued interest, was approximately $114,346 as of December 31, 2015 and $184,710 as of December 31, 2014.

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

F – 31

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

The excess of any cash flows expected to be collected with respect to a loan pool of the Private Education Loans over the carrying value of the loan pool is referred to as the accretable yield. The accretable yield is accreted and included as interest income using the effective interest method, which is at a level rate of return over the remaining estimated life of the loan pool.

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

The following tables set forth information regarding aggregate changes in accretable yield of the loan pools of the PEAKS Trust Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the periods indicated:

	Year Ended December 31, 2015
	Total	ASC 310-30 Applied By Analogy
Balance as of January 1	$51,819	$32,654
Accretion	(8,702)	(4,962)
Reclassification from nonaccretable difference and changes in expected cash flows	(8,133)	(8,379)

Balance as of December 31	$34,984	$19,313

	Year Ended December 31, 2014
	Total	ASC 310-30 Applied By Analogy
Balance as of January 1	$70,580	$42,274
Accretion	(11,471)	(6,700)
Reclassification from nonaccretable difference and changes in expected cash flows	(7,290)	(2,920)

Balance as of December 31	$51,819	$32,654

F – 32

The following tables set forth information regarding aggregate changes in accretable yield of the loan pools of the CUSO Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the periods indicated:

	Year Ended December 31, 2015
	Total	ASC 310-30 Applied By Analogy
Balance as of January 1	$11,728	$5,857
Accretion	(2,902)	(1,654)
Reclassification from nonaccretable difference and changes in expected cash flows	3,967	3,408

Balance as of December 31	$12,793	$7,611

	Year Ended December 31, 2014
	Total	ASC 310-30 Applied By Analogy
Balance as of January 1	$0	$0
Additions resulting from the CUSO Consolidation	12,498	5,651
Accretion	(699)	(333)
Reclassification from nonaccretable difference and changes in expected cash flows	(71)	539

Balance as of December 31	$11,728	$5,857

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

If a decrease in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be less than the expected cash flows at the end of the previous fiscal quarter, we would record the impairment as:

•	a provision for private education loan losses in our Consolidated Statement of Operations; and

•	an increase in the allowance for loan losses on our Consolidated Balance Sheets.

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

F – 33

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the PEAKS Trust Student Loans in the aggregate for the periods indicated:

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$42,353	$29,349
Loans charged off	(29,334)	(1,199)
Recoveries from charged off loans	2,278	2,092
Provision for loan losses	6,519	12,111

Balance at end of period	$21,816	$42,353

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the CUSO Student Loans in the aggregate for the period indicated:

	Year Ended December 31,
	2015		2014
Balance at beginning of period	$2,039		$0
Loans charged off	0		0
Recoveries from charged off loans	0		0
Provision for loan losses	(243	)(1)	2,039

Balance at end of period	$1,796		$2,039

(1)	The provision for loan losses was reduced by $1,193 for recoveries from CUSO Student Loans that were not recognized on our Consolidated Balance Sheet at the time of the CUSO Consolidation.

Adjustments to the interest income of a loan pool are recognized prospectively, if those adjustments are due to:

•	changes in variable interest rates; or

•	any other changes in the timing of the expected cash flows of the loan pools.

Loan Modifications and Charge Offs. Modifications were made to PCI Loans in the fiscal years ended December 31, 2015 and 2014 and were primarily due to forbearances granted with respect to the payment of those loans. We consider the impact of any modifications made to PCI Loans as part of our quarterly assessment of whether:

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

10.	Property and Equipment

The following table sets forth our property and equipment, net, as of the dates indicated:

	As of December 31,
	2015	2014
Furniture and equipment	$156,346	$161,994
Buildings and building improvements	134,440	135,241
Land and land improvements	39,007	39,609
Leasehold improvements	39,510	35,738
Software	7,974	8,263
Construction in progress	1,345	766

	$378,622	$381,611
Less: Accumulated depreciation and amortization	(236,458)	(224,539)

Property and equipment, net	$142,164	$157,072

F – 34

Software includes purchased and internally developed software.

In the fourth quarter of 2015, we decided to sell one of our buildings. As of December 31, 2015, the carrying value of the building that we considered held-for-sale was $2,351, and was included in Prepaid expenses and other current assets on our Consolidated Balance Sheet. The carrying value of the building was approximately equal to the estimated fair value, less selling costs. We expect to complete the sale of the building within the 12 months immediately following December 31, 2015.

The following table sets forth the depreciation and amortization expense for the assets listed above in the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Depreciation and amortization expense	$21,093	$25,603	$27,007

11.	Goodwill and Other Intangibles

We recognized goodwill and certain other intangible assets on our Consolidated Balance Sheet as a result of the acquisition of:

•	certain assets and liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. on January 31, 2014;

•	the membership interests of Cable Holdings, Inc. on August 1, 2013; and

•	all the assets and certain liabilities of Daniel Webster College on June 10, 2009.

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

The following tables set forth the carrying value of our acquired intangible assets that are included in Other assets on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (months)
Amortizable intangible assets:
Customer relationships	$2,500	$(1,078)	$1,422	60
Non-compete agreements	1,120	(504)	616	60
Training materials	440	(304)	136	42
Accreditation	210	(195)	15	84

	$4,270	$(2,081)	$2,189

	As of December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (months)
Amortizable intangible assets:
Customer relationships	$2,500	$(578)	$1,922	60
Non-compete agreements	1,120	(280)	840	60
Training materials	440	(178)	262	42
Accreditation	210	(165)	45	84

	$4,270	$(1,201)	$3,069

All amortizable intangible assets are being amortized on a straight-line basis. Amortization expense for amortized intangible assets was:

•	$880 in the year ended December 31, 2015;

•	$851 in the year ended December 31, 2014; and

•	$245 in the year ended December 31, 2013.

F – 35

The following table sets forth our estimate of the amortization expense for our amortizable intangible assets in each of the next four fiscal years:

Fiscal Year Ending December 31,	Estimated Amortization Expense
2016	$865
2017	734
2018	562
2019	28

$2,189

The following tables set forth the carrying value of our indefinite-lived intangible assets that are included in Other assets on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31, 2015
	Gross Carrying Value	Accumulated Impairment Loss	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$7,247	$(7,247)	$0
Trademark	660	(410)	250

	$7,907	$(7,657)	$250

	As of December 31, 2014
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

In addition to our annual impairment test, we consider certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these is a significant long-term decrease in our market capitalization based on events specific to our operations. Deteriorating operating results and current period and projected future operating results that negatively differ from the operating plans used in the most recent impairment analysis are also triggering events that could be cause for an interim impairment review. In our analysis of triggering events we also consider changes in the accreditation, regulatory or legal environment; increased competition; innovation changes; and changes in the market acceptance of our educational programs and the graduates of those programs, among other factors.

In the third quarter of 2015, we performed an interim impairment analysis of the goodwill associated with the acquisition of Cable Holdings and the Ascolta business (“CPD Goodwill”) because we believed that certain events indicated that the CPD Goodwill may have been impaired. While CPD’s revenue improved sequentially in the second and third quarters of 2015, the revenue projections as of the end of the third quarter of 2015 were lower than the revenue projections used in our 2014 annual impairment analysis performed in the fourth quarter of 2014. Using these updated projections, we performed an evaluation and, based on the work performed, we concluded that an impairment charge of $5,203 could be reasonably estimated. Therefore, we recorded a $5,203 charge for the impairment of the CPD Goodwill in the third quarter 2015, which was our preliminary estimate of the goodwill impairment. We completed our analysis of the CPD Goodwill impairment in the fourth quarter of 2015 and concluded that we did not need to adjust our preliminary impairment estimate. As of December 31, 2015, the carrying value of the CPD Goodwill was $0.

F – 36

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

The assumptions and estimates underlying the fair value calculations used in our interim and annual impairment tests are uncertain by their nature and can vary significantly from actual results. Therefore, as circumstances and assumptions change, we may be required to recognize additional impairment charges for other intangible assets in future periods.

12.	Debt

As of December 31, 2015, our Consolidated Balance Sheet included: (i) outstanding borrowings under the Term Loans (as defined below), as described further below under “—Term Loans,” (ii) the PEAKS Senior Debt issued by the PEAKS Trust, which was consolidated in our consolidated financial statements beginning February 28, 2013, as described further below under “—PEAKS Trust Senior Debt,” and (iii) the CUSO Secured Borrowing Obligation of the CUSO, which was consolidated in our consolidated financial statements beginning September 30, 2014, as described further in Note 8 – Variable Interest Entities.

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

On December 23, 2014, we entered into Amendment No. 1 to Financing Agreement (“Amendment No. 1”), on March 17, 2015, we entered into Amendment No. 2 to Financing Agreement (“Amendment No. 2”), on May 26, 2015, we entered into a Limited Consent to Financing Agreement (the “FA Consent”), on September 18, 2015, we entered into Amendment No. 3 to Financing Agreement (“Amendment No. 3”), on December 31, 2015, we entered into Amendment No. 4 to Financing Agreement (“Amendment No. 4”), and on March 10, 2016, we entered into a Limited Waiver (“Waiver”). The Original Financing Agreement, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4 and including the FA Consent and Waiver, is referred to herein as the “Financing Agreement.”

Amendment No. 1 made modifications to the Original Financing Agreement to extend the time by which we were required to establish certain cash management accounts. Amendment No. 2 provided:

•	for an amendment to the limitation on the aggregate amount of payments that we can make related to the PEAKS Program and the CUSO Program in any fiscal year after 2014, modifying it from $20,000 per program in each year to $45,000 under both programs in 2015 and $35,000 under both programs in any year after 2015 that the Financing Agreement is still in effect;

•	that our consolidated financial statements (and related certificates) as of and for the fiscal year ended December 31, 2014 did not have to be furnished by us to the lenders until May 31, 2015; and

•	for an amendment to the definition of Fixed Charge Coverage Ratio (as defined in the Financing Agreement) to provide that, for purposes of calculating the Fixed Charge Coverage Ratio for any period that includes the fiscal quarter ended December 31, 2014, the amount of payments made during that fiscal quarter in respect of the PEAKS Program would be deemed to have been $5,000.

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

Amendment No. 3 provided for an amendment to the provision requiring us to prepay the outstanding principal of the Term Loans outstanding under the Financing Agreement in an amount equal to 100% of the Net Cash Proceeds (as defined in the Financing Agreement) received in connection with any Extraordinary Receipts (as defined in the Financing Agreement), modifying it to include two limited exceptions thereto which provide that:

•	we are only required to prepay the Term Loans in an aggregate amount of 66 2/3% of the federal income tax refund received by us as a result of us filing to carry back to a prior year the net taxable operating loss reported on our federal income tax return for the year ended December 31, 2014; and

•	we are not required to prepay the Term Loans with cash received from individual tax refunds to the extent that the amount of any such refund is less than $100.

We reported a net operating loss on our federal income tax return for the year ended December 31, 2014, and received a federal income tax refund in the amount of $18,218 in connection with a claim to carry back our 2014 net operating loss to the tax year ended December 31, 2012. Pursuant to Amendment No. 3, we made a prepayment of the Term Loans in the amount of $12,145 in the fourth quarter of 2015.

F – 37

Amendment No. 4 modified certain definitions, covenant requirements and scheduled payments under the Financing Agreement. Amendment No. 4:

•	modified the definition of Excess Cash Flow in the Financing Agreement to exclude special legal, accounting and similar charges from the calculation of Excess Cash Flow;

•	established a minimum amount of $9,000 to be paid in 2016 pursuant to the mandatory prepayment provision based on Excess Cash Flow;

•	modified the Leverage Ratio (as defined in the Financing Agreement) covenant requirement as of September 30, 2016 from 1.50:1.00 to 1.75:1.00;

•	adjusted the definition of the Fixed Charge Coverage Ratio to exclude certain mandatory prepayments;

•	revised the scheduled quarterly installment principal payment amounts and dates in 2016 from $5,000 per quarter to: $10,000 on March 1, 2016; $15,500 on June 30, 2016; $15,500 on September 30, 2016; and $20,000 on December 31, 2016; and

•	added additional definitions and amended certain other provisions as necessary to reflect the replacement of the ED Letter of Credit with the ED Agreement.

As a condition for Amendment No. 4, on December 31, 2015 we made a prepayment of $7,174 of outstanding principal of the Term Loans, with no prepayment premium required. This was the approximate amount of the difference between the amount of the collateral held related to the ED Letter of Credit and the amount being held as ED Escrowed Funds. We entered into Amendment No. 4 in order to establish Leverage Ratio and Fixed Charge Covenant Ratio requirements that, based on our current estimates, we believe we would be in compliance with in 2016 and to schedule mandatory principal payments on certain dates and of certain amounts based on our estimated cash balances, which we might have otherwise been required to make voluntarily in order to maintain compliance with those covenants. If such payments were made voluntarily, we would have been required to make a Premium Payment (defined below).

Pursuant to the Waiver we entered into on March 10, 2016, the agents and the lenders under the Financing Agreement agreed to waive any default or event of default that may have occurred and is continuing, or may occur, under the Financing Agreement or related loan documents as a result of the Restatements (as defined below), as long as we deliver to the agents and lenders our restated financial statements by March 31, 2016.

We believe that we will make payments of approximately $11,700 under the PEAKS Guarantee and approximately $16,000, net of approximately $1,800 in recoveries, under the CUSO RSA in 2016. The Financing Agreement limits the aggregate amount of payments that we could make related to the PEAKS Guarantee and the CUSO RSA to $35,000 under both programs in any year after 2015 that the Financing Agreement is in effect. See Note 15 – Commitments and Contingencies for a further discussion of our projected payments under the PEAKS Guarantee and CUSO RSA.

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

A portion of the proceeds of the Term Loans, as well as other funds, were used for payment of fees in connection with the Financing Agreement. We paid a one-time commitment fee of $3,000 in the fourth quarter of 2014 in connection with the Financing Agreement. The commitment fee and other costs paid to, or on behalf of, the lender were recorded as debt discount on our Consolidated Balance Sheet. Under the Financing Agreement, we are required to pay a quarterly administration fee to the Administrative Agent of $25.

The following table sets forth the outstanding principal balance, debt discount and carrying value of the Financing Agreement as of the dates indicated:

	As of December 31,
	2015	2014
Outstanding principal balance	$69,681	$100,000
Debt discount	(1,160)	(3,651)

Carrying value	$68,521	$96,349

F – 38

The outstanding principal balance under the Financing Agreement is expected to be repaid by us as set forth in the following table:

Fiscal Quarter Ending	Scheduled Payments	Excess Cash Flow Payment	Total
March 31, 2016	$10,000	$9,000	$19,000
June 30, 2016	15,500	0	15,500
September 30, 2016	15,500	0	15,500
December 31, 2016	19,681	0	19,681

Total	$60,681	$9,000	$69,681

The Financing Agreement provides for mandatory prepayment of outstanding principal in an amount equal to 50% of Excess Cash Flow calculated based on our financial results for the fiscal years ended December 31, 2015 and 2016. Any mandatory prepayment amounts due under this provision are payable within 90 days of December 31. Based on our Excess Cash Flow for the fiscal year ended December 31, 2015, we expect to make a mandatory prepayment of $9,000 under the Excess Cash Flow provision in March 2016, which is the minimum required payment pursuant to Amendment No. 4. The Term Loans will mature on December 4, 2017. Assuming the required principal payments are made in accordance with the repayment schedule for the remainder of 2016, however, the outstanding balance of the Term Loans is expected to be $0 as of December 31, 2016. Based on these repayment expectations, we have classified the entire carrying value of the Term Loans as a current liability on our December 31, 2015 Consolidated Balance Sheet.

The Financing Agreement provides that we must pay a premium on any prepayment of outstanding principal (“Premium Payment”) that we make during the first two years of the Financing Agreement that is not specifically required under the mandatory prepayment provision. The Premium Payment for any such prepayment of principal is 1.0% of the amount of any prepayment we make from December 5, 2015 through December 4, 2016. We were not required to make any Premium Payments in 2015 and do not expect to make any Premium Payments in 2016.

The Term Loans bear interest, at our option, at:

•	the higher of (a) the London Interbank Offered Rate (“LIBOR”) and (b) 1.00%, plus a margin of 8.50%; or

•	the highest of (a) 2.00%, (b) the federal funds rate plus 0.50%, (c) LIBOR plus 1.00% and (d) the U.S. Prime Rate, plus a margin of 8.00%.

The effective interest rate on our borrowings under the Financing Agreement was approximately:

•	14.0% per annum in the year ended December 31, 2015; and

•	12.0% per annum in the year ended December 31, 2014.

The following table sets forth the total amount of interest expense and fees (including amortization of debt issuance costs and accretion of debt discount) that we recognized on our borrowings under the Financing Agreement in the periods indicated:

	Year Ended December 31,
	2015	2014
Interest expense and fees	$12,403	$868

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

The Financing Agreement requires us to maintain compliance with a Leverage Ratio and a Fixed Charge Coverage Ratio as well as with certain educational regulatory measurements. Compliance with the Leverage Ratio and the Fixed Charge Coverage Ratio is determined on a quarterly basis, covering certain prior periods as described in the Financing Agreement.

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

F – 39

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

Credit Facility. On March 21, 2012, we entered into a credit agreement (the “Credit Agreement”) that provided for a $325,000 senior revolving credit facility. We entered into amendments to the Credit Agreement on March 31, 2014, May 29, 2014, June 30, 2014, July 30, 2014 and September 15, 2014. We entered into a Consent to Credit Agreement effective October 15, 2014 and a Consent to Credit Agreement, as of November 14, 2014 (collectively, the “Consents”). The Credit Agreement, as so amended and including Consents, is referred to herein as the “Amended Credit Agreement.” The Amended Credit Agreement had a maturity date of March 21, 2015. On December 4, 2014, we used a portion of the proceeds of the Term Loans and other funds to repay all outstanding borrowings under the Amended Credit Agreement, and all commitments of the lenders thereunder to make revolving loans, to issue or participate in new letters of credit, and to amend, renew, or extend letters of credit outstanding under the Amended Credit Agreement were terminated.

We caused the ED Letter of Credit in the amount of $79,708 to be issued on October 31, 2014, which was issued pursuant to the Amended Credit Agreement and remained outstanding through December 22, 2015. As of December 31, 2015, no letters of credit issued by JP Morgan Chase Bank, N.A. pursuant to the Amended Credit Agreement remained outstanding. See Note 15 – Commitments and Contingencies, for a further discussion of the ED Letter of Credit.

Pursuant to the original terms of the Credit Agreement related to letters of credit, we were required to pay a quarterly participation fee, which accrued at the same rate used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Amended Credit Agreement). In addition to that quarterly participation fee, the Amended Credit Agreement provided that an additional quarterly participation fee was required to be paid by us related to the ED Letter of Credit, which accrued at a ticking fee rate on the average daily amount of the lenders’ letter of credit exposure with respect to the ED Letter of Credit. The ticking fee rate was defined as:

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

Under the Amended Credit Agreement, we were required to provide and were obligated to maintain cash collateral (in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit) for any letter of credit issued under the Amended Credit Agreement. As required, we utilized a portion of the proceeds from the Term Loans, as well as other funds, to provide cash collateral for the outstanding letters of credit in the amount of approximately $89,300. The cash collateral was released to us in December 2015 and January 2016 when all obligations for the letters of credit issued pursuant to the Amended Credit Agreement were cancelled.

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

The effective interest rate on our borrowings under the Amended Credit Agreement was approximately:

•	4.20% per annum in the year ended December 31, 2014; and

•	3.60% per annum in the year ended December 31, 2013.

F – 40

There were no borrowings outstanding under the Amended Credit Agreement in the year ended December 31, 2015.

The following table sets forth the total amount of interest expense and fees (including the commitment fee and fees for letters of credit) that we recognized under the Amended Credit Agreement in the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Interest expense and fees	$2,815	$2,893	$3,424

PEAKS Trust Senior Debt. In January 2010, the PEAKS Trust issued the PEAKS Senior Debt in the aggregate principal amount of $300,000 to investors. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements. See Note 8 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. The PEAKS Senior Debt was recorded on our Consolidated Balance Sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as a debt discount on our Consolidated Balance Sheet and is being recognized as Interest expense in our Consolidated Statements of Operations using the interest method, based on the actual and projected cash flows, over the expected life of the PEAKS Senior Debt.

The following table sets forth the outstanding principal balance, debt discount and carrying value of the PEAKS Senior Debt as of the dates indicated:

	As of December 31,
	2015	2014
Outstanding principal balance	$57,111	$96,918
Debt discount	(6,305)	(11,207)

Carrying value	$50,806	$85,711

We recorded $20,105 as a current liability as of December 31, 2015, which represented our estimate of the amount of the carrying value that we expect to be due in the 12 months immediately following December 31, 2015.

The PEAKS Senior Debt matures in January 2020. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. Under the terms of the PEAKS Program documents, however, amounts received on a monthly basis by the PEAKS Trust that exceed the fees and expenses of the PEAKS Trust then due and the interest then due on the PEAKS Senior Debt are to be paid to reduce the outstanding principal balance of the PEAKS Senior Debt.

The following table sets forth the estimated principal payments on the PEAKS Senior Debt in the periods indicated:

Fiscal Year Ending December 31,	Amount
2016	$20,105
2017	8,548
2018	8,954
2019	9,775
2020	9,729

Total	$57,111

The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR, plus a 550 basis point margin. The minimum LIBOR rate applied to the PEAKS Senior Debt cannot be less than 2.00%. The effective interest rate on the PEAKS Senior Debt was approximately:

•	17.20% per annum in the year ended December 31, 2015;

•	16.80% per annum in the year ended December 31, 2014; and

•	9.90% per annum in the year ended December 31, 2013.

The following table sets forth the total amount of contractual interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Contractual interest expense	$5,696	$14,102	$16,362
Discount accretion	4,902	16,220	4,926

Total interest expense	$10,598	$30,322	$21,288

F – 41

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

Asset/Liability Ratio. The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. We were not in compliance with those metrics as of December 31, 2015. For purposes of computing the Asset/Liability Ratio, as of December 31, 2015, the amount of the assets of the PEAKS Trust was $77,078 and the amount of the liabilities was $57,111. The amounts used to calculate the Asset/Liability Ratio include, for the assets, cash and the contractual balance of the PEAKS Trust Student Loans that have not defaulted, and, for the liabilities, the amount of the contractual balance of the PEAKS Senior Debt.

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in the following month in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to equal or exceed the applicable required Asset/Liability Ratio.

In the year ended December 31, 2015, we made payments totaling $30,090 under the PEAKS Guarantee, all of which were made to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio. In the year ended December 31, 2014 we made payments of $156,643 under the PEAKS Guarantee that were applied by the PEAKS Trust to reduce the amount of the PEAKS Senior Debt. The amount paid in 2014 included:

•	$40,000 that we paid in March 2014 pursuant to the PEAKS Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 8 – Variable Interest Entities for a further discussion of the PEAKS Letter Agreement); and

•	payments totaling $116,643 that we made from July 2014 through December 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio.

We also made additional payments under the PEAKS Guarantee in the year ended December 31, 2014 that were not related to maintaining the required Asset/Liability Ratio. See Note 15 – Commitments and Contingencies, for a further discussion of the payments made under the PEAKS Program in the years ended December 31, 2015 and 2014, as well as our projected PEAKS Guarantee payments for 2016 through 2020.

As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014, June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015, and the restatement of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Restatements”), the quarterly and annual reports for the affected periods that we were required to deliver to the indenture trustee of the PEAKS Trust under the PEAKS Guarantee were inaccurate. We delivered corrected reports to the indenture trustee on March 14, 2016, and we believe that if any breach of the PEAKS Guarantee or any event of default under the PEAKS Indenture had occurred as a result of the Restatements, that our delivery of the corrected reports has cured any such breach or event of default. We cannot predict, however, whether the holders of the PEAKS Senior Debt will assert other breaches of the PEAKS Guarantee by us or assert that any breach of the PEAKS Guarantee or event of default under the PEAKS Indenture was not properly cured.

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

F – 42

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

13.	Income Taxes

The following table sets forth the components of the provision for income taxes in the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Current income tax expense:
U.S. federal	$7,704	$(21,401)	$39,279
State and local	727	(68)	4,611

Total	$8,431	$(21,469)	$43,890
Deferred income tax (benefit):
U.S. federal	$6,385	$36,088	$(46,345)
State and local	1,286	2,203	(7,757)

Total	$7,671	$38,291	$(54,102)

Total provision (benefit) for income taxes	$16,102	$16,822	$(10,212)

We recognized state income tax benefit of approximately $988 in the year ended December 31, 2015, and $5,687 in the year ended December 31, 2014, as a result of state operating losses.

We are not required to include the Consolidated VIEs in our consolidated income tax returns. Therefore, we did not recognize income tax expense or benefit for the Consolidated VIEs in the provision for income taxes included in our Consolidated Statements of Operations for the years ended December 31, 2015 and 2014. The effect of the exclusion of the Consolidated VIEs from our income tax provision is shown in the reconciliation of our effective income tax rate as a percentage of income shown below.

The following table sets forth the components of our deferred income tax assets (liabilities) as of the dates indicated:

	As of December 31,
	2015	2014
Deferral of book costs	$(967)	$(1,575)
Pension	(11,255)	(11,113)
Other	(1,155)	(1,972)

Gross deferred tax (liabilities)	$(13,377)	$(14,660)

Deferred revenue	$6,228	$10,082
Accounts receivable	103	910
Property and equipment	7,674	2,495
Intangibles	3,110	1,065
Legal accrual	6,288	5,796
Compensation and benefits	2,445	2,410
Stock-based compensation	14,859	19,394
Operating leases	3,889	2,189
Other assets	8,678	8,671
Other contingent liabilities	58,360	67,914

Gross deferred tax assets	$111,634	$120,926

Net deferred income tax asset	$98,257	$106,266

The difference between the U.S. federal statutory income tax rate and our effective income tax rate as a percentage of income in the periods indicated is reconciled in the following table:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	(35.0)%
Rate differential on VIEs	0.0%	1.0%	11.9%
State income taxes, net of federal benefit	3.4%	3.1%	(5.6%)
Permanent book/tax differences	1.8%	3.3%	2.8%
Other	0.7%	(0.5%)	(1.5%)

Effective income tax rate	40.9%	41.9%	(27.4%)

F – 43

The following table sets forth the activity with respect to our unrecognized tax benefits in the period indicated:

	Year Ended December 31,
	2015	2014	2013
Balance as of January 1	$24,900	$22,291	$20,690
Increases (decreases) from:
Tax positions taken during a prior period	4,404	5,620	1,675
Tax positions taken during the current period	406	537	870
Settlements with taxing authorities	(1,520)	(2,551)	186
Lapse of statute of limitations	(645)	(997)	(1,130)

Balance as of December 31	$27,545	$24,900	$22,291

The amount of unrecognized tax benefits that, if recognized, would have affected our effective tax rate were approximately:

•	$13,990 as of December 31, 2015;

•	$11,109 as of December 31, 2014; and

•	$10,575 as of December 31, 2013.

We may resolve certain federal and state income tax matters presently under examination within the 12 months immediately following the date of this filing. As of December 31, 2015, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $8,100 in the 12 months immediately following the date of this filing due to the resolution of those matters. The amount of interest and penalties related to unrecognized tax benefits accrued on our Consolidated Balance Sheets was $6,552 as of December 31, 2015 and $6,135 as of December 31, 2014. In each of the years ended December 31, 2015, 2014 and 2013, the amount of interest expense and penalties related to our unrecognized tax benefits that we recognized in our Consolidated Statements of Operations was not significant.

We file income tax returns in the United States (federal) and in various state and local jurisdictions. As of December 31, 2015, our federal income tax returns for tax years prior to 2010 were no longer subject to examination. As of December 31, 2015, our state or local income tax returns were no longer subject to examination for tax years prior to 2011, except in nine states where our income tax returns are still subject to examinations for tax year 2010 and one state where our income tax return is still subject to examination for the tax year 2008.

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

The information presented below is based on actuarial valuation dates of December 31, 2015 and 2014, as applicable.

The following table sets forth the change in projected benefit obligation for the periods indicated:

	Year Ended December 31,
	2015	2014
Projected benefit obligation at beginning of year	$52,419	$49,412
Service cost	0	0
Actuarial (gain) loss	(1,574)	4,741
Interest cost	1,570	1,993
Benefits paid	(3,631)	(3,727)
Plan amendments	0	0

Projected benefit obligation at end of year	$48,784	$52,419
Fair value of plan assets at end of year	78,011	81,130

Funded status at end of year	$29,227	$28,711

F – 44

Our accumulated benefit obligation was $48,784 at December 31, 2015 and $52,419 at December 31, 2014.

The following table sets forth the funded status of our defined benefit plans that was recognized on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2015	2014
Non-current assets	$29,385	$29,028
Non-current (liabilities)	(158)	(317)

Total	$29,227	$28,711

The weighted-average assumptions used to determine benefit obligations as of December 31, 2015 and 2014 were as follows:

	2015	2014
Discount rate	3.50%	3.25%
Rate of compensation increase	N/A	N/A

The following table sets forth the change in the fair value of plan assets for the periods indicated:

	Year Ended December 31,
	2015	2014
Fair value of plan assets at beginning of year	$81,130	$76,710
Actual return on plan assets	346	8,147
Employer contributions	0	0
Benefits paid	(3,465)	(3,727)

Fair value of plan assets at end of year	$78,011	$81,130

The following tables set forth the fair value of total plan assets by major asset category as of the dates indicated:

		Fair Value Measurements as of December 31, 2015
Asset Category	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash and cash equivalents	$440	$440	$0	$0
Fixed income securities (a)	5,622	5,622	0	0
Equity securities:
Domestic large cap	46,640	46,640	0	0
Mid cap value/growth (a)	13,629	13,629	0	0
Small cap value/growth (a)	7,716	7,716	0	0
Foreign equities	3,964	3,964	0	0

Total	$78,011	$78,011	$0	$0

(a)	Mutual funds.

F – 45

		Fair Value Measurements as of December 31, 2014
Asset Category	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash and cash equivalents	$995	$995	$0	$0
Fixed income securities (a)	9,258	9,258	0	0
Equity securities:
Domestic large cap	45,137	45,137	0	0
Mid cap value/growth (a)	13,725	13,725	0	0
Small cap value/growth (a)	7,894	7,894	0	0
Foreign equities	4,121	4,121	0	0

Total	$81,130	$81,130	$0	$0

(a)	Mutual funds.

We used quoted prices in active markets for identical assets as of the measurement dates to value our plan assets that were categorized as Level 1.

The following table sets forth the amounts in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets that have not been recognized as components of net periodic pension benefit cost as of the dates indicated:.

	As of December 31,
	2015	2014
Net actuarial (loss)	$(5,337)	$(2,169)
Prior service credit	2,468	4,023

Total accumulated other comprehensive income (loss)	$(2,869)	$1,854
Income tax (expense)	1,176	(653)

Total accumulated other comprehensive income (loss), net of tax	$(1,693)	$1,201

The following table sets forth the changes in the components of Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets in the fiscal years ended December 31, 2014 and 2015:

	Defined Benefit Pension Items
	Accumulated Other Comprehensive Income (Loss)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Net of Income Tax
Balance at December 31, 2013	$5,032	$(1,886)	$3,146
Net actuarial gain	(1,760)	683	(1,077)
Settlement gain	137	(53)	84
Amortization of:
Actuarial (gains)/losses	0	0	0
Prior service costs/(credits)	(1,555)	603	(952)

Balance at December 31, 2014	$1,854	$(653)	$1,201
Net actuarial (loss)	(3,523)	1,364	(2,159)
Settlement gain	354	(137)	217
Amortization of:
Actuarial (gains)/losses	1	0	1
Prior service costs/(credits)	(1,555)	602	(953)

Balance at December 31, 2015	$(2,869)	$1,176	$(1,693)

The reclassification of prior service costs or credits, actuarial gains or losses and settlement gains or losses from Accumulated other comprehensive income (loss) are included in the computation of net periodic pension benefit cost (income). Net periodic pension benefit cost (income) was included in compensation expense in Cost of educational services and Student services and administrative expenses in our Consolidated Statements of Operations in the fiscal years ended December 31, 2015 and 2014.

F – 46

The following table sets forth the components of net periodic pension benefit (income) in the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Interest cost	$1,570	$1,993	$1,756
Expected return on assets	(5,443)	(5,164)	(4,344)
Recognized net actuarial loss	1	0	2,037
Amortization of prior service (credit) cost	(1,555)	(1,555)	(1,555)
Settlement loss	354	137	42

Total net periodic pension benefit (income)	$(5,073)	$(4,589)	$(2,064)

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

The following table sets forth the amounts related to changes in plan assets and projected benefit obligations that were recognized in other comprehensive (income) loss in the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Net actuarial (gain) loss	$3,523	$1,760	$(17,566)
Amortization of net actuarial loss	(1)	0	(2,037)
Amortization of prior service cost	1,555	1,555	1,555
Settlement	(354)	(137)	(42)

Other comprehensive (income) loss	$4,723	$3,178	$(18,090)

Total recognized in net periodic pension benefit (income) and other comprehensive (income) loss	$(350)	$(1,411)	$(20,154)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period for employees expected to receive benefits under the pension plans. The estimated net actuarial loss that is expected to be amortized from accumulated other comprehensive income and recognized in net periodic pension benefit cost for the year ended December 31, 2016 is less than $1 and the estimated prior service credit that is expected to be amortized from accumulated other comprehensive income and recognized in net periodic pension benefit cost for the year ended December 31, 2016 is $1,555.

The weighted-average assumptions used to determine net periodic pension benefit cost in the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Discount rate	3.25%	4.25%	3.25%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

The following table sets forth the benefit payments that we expect to pay from the pension plans in the periods indicated:

Year	Amount
Fiscal 2016	$5,360
Fiscal 2017	$4,875
Fiscal 2018	$4,367
Fiscal 2019	$3,803
Fiscal 2020	$3,705
Fiscal 2021 – 2025	$14,756

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

F – 47

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

In 2015 and 2014, we made no contributions to the ESI Excess Pension Plan or the ESI Pension Plan. We do not expect to make any contributions to either the ESI Pension Plan or the ESI Excess Pension Plan in 2016.

Retirement Savings Plans. Our ESI 401(k) Plan, a defined contribution plan, covers substantially all of our employees. All of our contributions under the ESI 401(k) Plan are in the form of cash to plan investment options directed by the participant.

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

The costs of providing the benefits under the ESI 401(k) Plan and ESI Excess Savings Plan (including certain administrative costs of the plans) were approximately:

•	$2,566 in the year ended December 31, 2015;

•	$3,073 in the year ended December 31, 2014; and

•	$3,454 in the year ended December 31, 2013.

15.	Commitments and Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2015, the total face amount of those surety bonds was approximately $23,000. As of December 31, 2015, we also had caused a letter of credit with a face amount of approximately $106 to be issued to one of our state regulatory agencies.

Our institutions’ failure to submit their 2013 audited consolidated financial statements and the 2013 compliance audits of their administration of the Title IV Programs in which they participate (“Compliance Audits”) to the ED by the due date resulted in sanctions imposed by the ED on our institutions that included, among other things, our institutions having to submit a letter of credit payable to the ED. We caused the ED Letter of Credit in the amount of $79,708 to be issued on October 31, 2014. On December 16, 2015, we entered into the ED Agreement to provide funds to the ED for the ED to maintain in an escrow account in lieu of the ED Letter of Credit. As of December 31, 2015 the amount of the ED Escrowed Funds held by the ED was $79,708. The ED Letter of Credit was cancelled effective December 22, 2015.

The ED Agreement provides, and the ED Letter of Credit provided, that the ED may draw on the ED Escrowed Funds or ED Letter of Credit upon certification by the ED that the drafted funds will be used for one or more of the following purposes:

•	to pay refunds of institutional or non-institutional charges owed to or on behalf of current or former students of our institutions, whether our institutions remain open or have closed;

•	to provide for the “teach-out” of students enrolled at the time of closure of our institutions; and

•	to pay any liabilities owing to the ED arising from acts or omissions by our institutions, on or before November 4, 2019, in violation of requirements set forth in the HEA, including the violation of any agreement entered into by our institutions with the ED regarding the administration of Title IV Programs.

Lease Commitments. We lease our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next eight years and we expect that:

•	most of those leases will be renewed or replaced by other leases in the normal course of business;

•	we may purchase the facilities represented by those leases; or

•	we may purchase or build other replacement facilities.

F – 48

There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases. We are required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

Rent expense under our operating leases was:

•	$40,147 in the year ended December 31, 2015;

•	$46,268 in the year ended December 31, 2014; and

•	$53,212 in the year ended December 31, 2013.

Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015 are as follows:

2016	$37,270
2017	34,728
2018	27,192
2019	20,092
2020	11,118
2021 and thereafter	4,159

$134,559

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

The following table sets forth the components of our recorded liability related to our claims and contingencies and where the amounts were included on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2015	2014
Other current liabilities	$16,330	$14,976
Other liabilities	588	598

Total	$16,918	$15,574

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Year Ended December 31,
	2015		2014
Balance as of January 1	$15,574		$125,880
Increases (decreases) from:
Additional accruals:
CUSO RSA	0		2,019
Other(1)	53,490		36,634
Payments, other(2)	(52,146)		(29,542)
Payments under CUSO RSA	0	(3)	(9,139	)(4)
Elimination of CUSO intercompany transactions	0		4,583	(5)
Elimination of CUSO RSA accrual(6)	0		(114,861)

Balance as of December 31	$16,918		$15,574

(1)	Consists of accruals for legal fees and settlement amounts.
(2)	Consists of payments for legal and other contingencies.
(3)	We consolidated the CUSO in our consolidated financial statements as of September 30, 2014 and, as a result, we eliminated from our consolidated financial statements the amount of payments under the CUSO RSA that we made following the CUSO Consolidation. See below under “—Guarantees – CUSO RSA – CUSO RSA Payments,” for information on the amount of payments that we made under the CUSO RSA in the years ended December 31, 2015 and 2014. See Note 8 – Variable Interest Entities, for a further discussion of the CUSO Consolidation.

F – 49

(4)	Consists of payments made under the CUSO RSA, net of recoveries from charged-off CUSO Student Loans that we received or offset against payments owed under the CUSO RSA, or that were owed but had not been remitted to us.
(5)	We consolidated the CUSO in our consolidated financial statements as of September 30, 2014 and, as a result, we eliminated from our consolidated financial statements the amount of payments under the CUSO RSA that we made following the CUSO Consolidation.
(6)	As a result of the CUSO Consolidation, we eliminated from our consolidated financial statements the contingent liability related to the CUSO RSA that we had previously recorded.

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

In connection with estimating our recorded liability for claims and contingencies as of December 31, 2015 and 2014, we considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

•	there are significant factual issues to be resolved;

•	there are novel or unsettled legal issues presented;

•	the proceedings are in the early stages, or discovery has not commenced or has not been completed;

•	there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class;

•	there is uncertainty as to the outcome of pending appeals or motions; and

•	in many cases, the plaintiffs have not specified damages in their complaint or in court filings.

We have presented settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters as a separate line item in our Consolidated Statements of Operations. A portion of the amounts included in this line item represent expenses for various lawsuits, investigations and accounting matters that we believe are not representative of those normally incurred in the ordinary course of business. Certain of those lawsuits and investigations are described in detail, below. The expenses for the accounting matters included in this line item related primarily to:

•	services related to accounting for the Private Education Loans in the year ended December 31, 2015; and

•	audit work performed in connection with the assessment of the consolidation of the PEAKS Trust.

In addition, a portion of the amounts included in this line item for the year ended December 31, 2015 included our estimate of the amount of the loss that we believe is probable in order to settle certain lawsuits against us. In the year ended December 31, 2015, we recognized a loss of $31,000 for the settlement of the New York Securities Litigation, the Indiana Securities Litigation, the Wilfred Litigation, the Lawrence Litigation, the McKee Litigation and the Gallien Litigation (each defined and described in detail below), offset by $25,000 for the recovery from insurance for the New York Securities Litigation and the Indiana Securities Litigation.

F – 50

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 8 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Consolidated Balance Sheets as of December 31, 2015 and 2014. While we no longer record a contingent liability for the PEAKS Guarantee on our Consolidated Balance Sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

PEAKS Program Payments. In the year ended December 31, 2015, we made payments under the PEAKS Guarantee of $30,090. All of these payments reduced the outstanding principal balance of the PEAKS Senior Debt to maintain the minimum Asset/Liability Ratio. In the year ended December 31, 2014, we made payments related to the PEAKS Program of approximately $161,087. Included in this amount were:

•	the $40,000 payment we made in March 2014 pursuant to the PEAKS Letter Agreement, which is considered to be a payment under the PEAKS Guarantee;

•	the payments totaling $116,643 that we made from July 2014 through December 2014 to satisfy our obligation under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio;

•	payments totaling $2,612 that we made from March 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to interest owed on the PEAKS Senior Debt and administrative fees and expenses of the PEAKS Trust; and

•	Payments on Behalf of Borrowers of $1,832 that we made in January 2014.

See also “—PEAKS Program and CUSO RSA Payments in Certain Periods” for additional information regarding certain payments we have made related to the PEAKS Program.

Projected PEAKS Guarantee Payments. We believe that it is probable that we will make additional payments under the PEAKS Guarantee and estimate that those payments may be approximately $11,700 in 2016, $100 in 2017, and $9,700 in 2020. All of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $37,000 as of December 31, 2016, $28,500 as of December 31, 2017 and $0 as of January 31, 2020. See Note 12 – Debt, for a further discussion of the PEAKS Senior Debt. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on PEAKS Trust Student Loans that remain in repayment and collect recoveries on PEAKS Trust Student Loans that have been charged off. The only obligation of the PEAKS Trust, at that time, will be the payment of the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $37,000 of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based.

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

F – 51

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

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of December 31, 2015 and 2014, the total collateral maintained in a restricted bank account was approximately $8,630. This amount was included in Collateral deposits on our Consolidated Balance Sheets as of each of those dates. The CUSO RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the CUSO Program that exceeds a certain percentage as of the end of each fiscal quarter.

As a consequence of the Restatements, the quarterly and annual reports for the affected periods that we were required to deliver to the CUSO were inaccurate. We delivered corrected reports to the CUSO on March 14, 2016, and we believe that if any breach of any of our obligations under our agreements with the CUSO or any event of default had occurred as a result of the Restatements, that our delivery of the corrected reports has cured any such breach or event of default. We cannot predict, however, whether the CUSO will assert other breaches of our agreements with the CUSO or assert that any breach or event of default was not properly cured.

Under the CUSO RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the CUSO Program that have been charged off. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. We have claimed as an offset against amounts owed to us under the Revolving Note amounts that would have the effect of discharging our obligations with respect to certain charged off loans under the CUSO RSA. In addition, in the years ended December 31, 2015 and 2014, we made Discharge Payments to the CUSO. Making Discharge Payments results in us paying amounts to the CUSO in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligation in future periods under the CUSO RSA. See Note 8 – Variable Interest Entities, for a further discussion of Discharge Payments.

We concluded that we were required to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 8 – Variable Interest Entities, for a further discussion of the CUSO Consolidation. As a result, the assets and liabilities of the CUSO have been included on, and all intercompany transactions have been eliminated from, our Consolidated Balance Sheets as of December 31, 2015 and 2014. While we no longer record a contingent liability for the CUSO RSA on our Consolidated Balance Sheet beginning on September 30, 2014, our obligations under the CUSO RSA remain in effect.

CUSO RSA Payments. In the year ended December 31, 2015, we made payments under the CUSO RSA of $13,093, which is net of $521 of recoveries from charged-off loans owed to us. In the year ended December 31, 2014, we made payments under the CUSO RSA of $9,139, which is net of $466 in recoveries from charged-off loans owed to us. In the year ended December 31, 2014, the CUSO did not remit to us $475 of recoveries from charged-off loans that were owed to us. See also “—PEAKS Program and CUSO RSA Payments in Certain Periods” for additional information regarding certain payments we have made related to the CUSO Program.

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

On March 17, 2015, we entered into a Fifth Amendment to the CUSO RSA with the CUSO (the “Fifth Amendment to CUSO RSA”). The Fifth Amendment to CUSO RSA provides that we were not required to comply with certain financial ratio covenants under the CUSO RSA that we otherwise would not have been in compliance with from June 30, 2013 through: (i) March 31, 2015

F – 52

related to our debt service ratio, and (ii) December 31, 2015 related to our current ratio. Additionally, the Fifth Amendment to CUSO RSA provides that for any fiscal quarter end in which the CUSO (or its owned or managed assets) are consolidated into our financial statements that the financial covenant and persistence percentage provisions and the corresponding compliance certificate requirements will be based on our relevant quarterly and annual reports that we file with the SEC, but excluding the effects of any such consolidation. Furthermore, any financial statements for periods ending prior to March 17, 2015 that we are required to deliver to the CUSO, but had not been delivered as of that date, were required to be delivered to the CUSO on or before May 31, 2015. In lieu of an increase in the required collateral under the CUSO RSA, we made a payment of $2,709 to the CUSO on March 19, 2015 pursuant to the Fifth Amendment to CUSO RSA, which payment was considered a Discharge Payment under the CUSO RSA.

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

We made the $6,544 Discharge Payment on June 10, 2015, which had the effect of reducing the amount of Regular Payments that we otherwise would have had to make in 2015 by approximately $2,000. The reason for the provision in the Sixth Amendment to CUSO RSA that permitted us to defer to 2016 the payment of any amounts otherwise becoming due between June 8, 2015 and December 31, 2015 is because without such deferral, we believed that we would have exceeded the limitation under the Financing Agreement on amounts that we could pay in 2015 under the CUSO RSA and the PEAKS Guarantee. We deferred the full amount of the payments due in June 2015 through December 2015 under the CUSO RSA, which totaled $6,092. Recoveries of charged-off loans received by the CUSO from June 2015 through December 2015 and due to us were $761 and were not paid to us. We utilized those recovery amounts to offset against amounts that we owed under the CUSO RSA in January 2016.

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

Based on various assumptions, including the historical and projected performance and collections of the CUSO Student Loans, we believe that we will make payments under the CUSO RSA of approximately:

•	$16,000 in 2016, which includes, pursuant to the Sixth Amendment to CUSO RSA, $6,092 of Regular Payments that were due from June 2015 through December 2015 that we deferred to January 2016, offset by $761 of recoveries from charged-off loans in 2015 owed to us and $1,000 of recoveries from charged-off private education loans estimated to be owed to us in 2016;

•	$13,000 in 2017, which is net of $1,000 of recoveries from charged-off private education loans estimated to be owed to us in 2017;

•	$13,400 in 2018, which is net of $1,000 of recoveries from charged-off private education loans estimated to be owed to us in 2018; and

•	approximately $97,000 in the aggregate in 2019 and later years.

Our estimates of the future payment amounts under the CUSO RSA and the timing of those payments assume, among other factors, that we do not make any Discharge Payments in 2016 and future years, based on the uncertainty related to the amount of future operating cash flows that will be available to us to make Discharge Payments. If we do make Discharge Payments in any future years, the effect of those Discharge Payments will be to reduce the total amount of our projected future payments under the CUSO RSA.

The estimated amount of future payments under the CUSO RSA assumes that an offset that we made in 2013 of certain payment obligations under the CUSO RSA against the CUSO’s obligations owed to us under the Revolving Note will not be determined to have been improper. See “—PEAKS Program and CUSO RSA Payments in Certain Periods” below for a further

F – 53

discussion of that offset. In the event that offset is determined to be improper, we may be required to pay the CUSO approximately $10,153, net of approximately $1,049 of recoveries from charged-off loans, which would be in addition to the estimated payment amounts set forth above.

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

PEAKS Program and CUSO RSA Payments in Certain Periods. The following table sets forth the approximate aggregate amount of guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program and CUSO RSA, in the periods indicated:

	Year Ended December 31,
Type of Payment	2015		2014
Guarantee:
PEAKS Program	$30,090		$159,255
CUSO RSA Regular Payments	3,840	(1)	6,562	(2)(3)
CUSO RSA Discharge Payments	9,253		2,577
Payments on Behalf of Borrowers	0		1,832

Total	$43,183		$170,226

(1)	This amount is net of $521 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA. In addition, we deferred payment of $6,092 of Regular Payments, that otherwise would have been due between June 8, 2015 and December 31, 2015, to January 2016. We also utilized the amount of the recoveries of charged-off loans received by the CUSO during that period that were not paid to us, which totaled $761, to offset against amounts that we owed under the CUSO RSA in January 2016.
(2)	This amount is net of $466 of recoveries from charged-off loans owed to us that we offset against the amount we owed under the CUSO RSA.
(3)	Of this amount, $4,556 was paid prior to the CUSO Consolidation.

Excluding the recoveries of charged-off loans received by the CUSO between June 2015 and December 2015, the CUSO did not remit to us, and we did not offset payments under the CUSO RSA for, the following amounts of recoveries from charged-off loans that were owed to us:

•	$0 in the year ended December 31, 2015; and

•	$475 in the year ended December 31, 2014.

The amounts of recoveries from charged-off loans that were owed to us by the CUSO, but not paid or offset, as of December 31, 2015 and 2014 were not recorded on our consolidated financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the CUSO Consolidation.

In the year ended December 31, 2015 and 2014, we did not offset any amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note. In the first quarter of 2013, we notified the CUSO that we had determined that the CUSO was in default of its obligations to us under the agreement pursuant to which the Revolving Note was issued and, as a result of that default, all amounts under the Revolving Note were immediately due and payable. We also notified the CUSO that we would not make payments under the CUSO RSA until we received credit for the full amount due us under the Revolving Note, based on the provisions of the CUSO Program documents that allow us to set off amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note. At that time, the outstanding amount of the Revolving Note due to us was approximately $8,200, representing principal and accrued interest.

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

We understand that the CUSO’s position is that the Offset was improper, because it has not defaulted and, even if it had defaulted, the assets of the CUSO against which we could offset or exercise our other remedies were limited. We further understand the CUSO’s position to be that, because the Offset was improper, we are in default under the CUSO RSA. In April 2013, the CUSO

F – 54

notified us that it had taken control of the restricted account containing the cash collateral that we deposited to secure our obligations under the CUSO RSA (the “Collateral”). To our knowledge, the CUSO has taken no further action related to the Collateral. We believe that our good faith exercise of our right of offset provided for in the CUSO Program documents does not constitute an event of default under the CUSO RSA, and that the CUSO’s seizure of control of the restricted account containing the Collateral constitutes an additional default by the CUSO. We cannot assure you, however, that the Offset will ultimately be determined to have been proper. In the event of a default by us under the CUSO RSA related to the Offset, we may be required to pay to the CUSO approximately $10,153, net of approximately $1,049 of recoveries from charged-off loans that are owed, but have not been paid, to us. If, instead, the CUSO was to withdraw Collateral in that amount from the restricted bank account, we would be required to deposit that amount of cash in the account to maintain the required level of Collateral.

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

F – 55

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

Following a mediation which began in the third quarter of 2015, the parties came to an agreement in principle to settle the New York Securities Litigation. On November 2, 2015, the parties in the New York Securities Litigation entered into a Stipulation and Agreement of Settlement (the “New York Settlement”) to resolve the action in its entirety. Under the terms of the New York Settlement, we and/or our insurers would make a payment of $16,962 in exchange for the release of claims against the defendants and other released parties, by the plaintiffs and all settlement class members, and for the dismissal of the action with prejudice. On November 2, 2015, the plaintiffs in the New York Securities Litigation filed the New York Settlement and related exhibits with the court and moved, among other things, for the court to preliminarily approve the New York Settlement, to approve the contents and procedures for notice to potential settlement class members, to certify the New York Securities Litigation as a class action for settlement purposes only, and to schedule a hearing for the court to consider final approval of the New York Settlement. On November 23, 2015, the court entered an order preliminarily approving the New York Settlement and scheduled a hearing for March 8, 2016 to consider final approval of the New York Settlement. Prior to the March 8, 2016 hearing, potential settlement class members (all persons and entities who purchased or otherwise acquired our common stock between April 24, 2008 and February 25, 2013, both dates inclusive (with limited exclusions)) had an opportunity to exclude themselves from participating in the New York Settlement or to raise objections with the court regarding the New York Settlement or any part thereof. On March 8, 2016, the court granted final approval of the New York Settlement and entered an order dismissing the New York Securities Litigation with prejudice.

The New York Settlement contains no admission of liability, and all of the defendants in the New York Securities Litigation have expressly denied, and continue to deny, all allegations of wrongdoing or improper conduct. Our insurance carriers funded a combined $25,000 collectively towards the settlement payments for the New York Settlement and the Indiana Settlement (defined below). In the event that the approved New York Settlement does not become effective as a result of an appeal or otherwise, all of the defendants intend to continue to defend themselves vigorously against the allegations made in the second amended complaint.

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

F – 56

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

Following a mediation that began in the third quarter of 2015, the parties came to an agreement in principle to settle the Indiana Securities Litigation. On November 2, 2015, the parties in the Indiana Securities Litigation entered into a Stipulation and Agreement of Settlement (the “Indiana Settlement”) to resolve the action in its entirety. Under the terms of the Indiana Settlement, we and/or our insurers would make a payment of $12,538 in exchange for the release of claims against the defendants and other released parties, by the plaintiffs and all settlement class members, and for the dismissal of the action with prejudice. On November 2, 2015, the plaintiffs in the Indiana Securities Litigation filed the Indiana Settlement and related exhibits with the court and moved, among other things, for the court to preliminarily approve the Indiana Settlement, to approve the contents and procedures for notice to potential settlement class members, to certify the Indiana Securities Litigation as a class action for settlement purposes only, and to schedule a hearing for the court to consider final approval of the Indiana Settlement. On November 4, 2015, the court entered an order preliminarily approving the Indiana Settlement and scheduled a hearing for March 10, 2016 to consider final approval of the Indiana Settlement. Prior to the March 10, 2016 hearing, potential settlement class members (all persons and entities who purchased or otherwise acquired our common stock, purchased or otherwise acquired call options on our common stock, or wrote put options on our common stock, between February 26, 2013 and May 12, 2015, both dates inclusive (with limited exclusions)) had an opportunity to exclude themselves from participating in the Indiana Settlement or to raise objections with the court regarding the Indiana Settlement or any part thereof. On March 10, 2016, the court entered an order finding that the Indiana Settlement is fair and reasonable and was entered into in good faith, and the court stated that a separate order regarding the Indiana Settlement would follow.

The Indiana Settlement contains no admission of liability, and all of the defendants in the Indiana Securities Litigation have expressly denied, and continue to deny, all allegations of wrongdoing or improper conduct. Our insurance carriers funded a combined $25,000 collectively towards the settlement payments for the Indiana Settlement and the New York Settlement. In the event that the Indiana Settlement does not receive final approval by the court or otherwise does not become effective as a result of an appeal or otherwise, all of the defendants intend to continue to defend themselves vigorously against the allegations made in the amended complaint.

On May 8, 2013, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, one of our former executive officers, all but two of our current Directors, and two former Directors in the United States District Court for the Southern District of New York under the following caption: Sasha Wilfred, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Wilfred Litigation”). On May 27, 2014, a complaint in a similar shareholder derivative lawsuit was filed against two of our current executive officers, one of our former executive officers, all but two of our current Directors, and three former Directors in the United States District Court for the district of Delaware under the following caption: Janice Nottenkamper, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v Kevin M. Modany, et al. (the “Nottenkamper Litigation”).

On August 6, 2013, the parties agreed to stay the Wilfred Litigation until the New York Securities Litigation was dismissed with prejudice or the defendants filed an answer in the New York Securities Litigation. On September 8, 2014, the district court approved the parties’ agreement for an additional stay of the Wilfred Litigation, until the earlier of a final disposition of the New York Securities Litigation or 30 days after written notice terminating the stay was provided by any of the parties in the Wilfred Litigation to all other parties. On October 15, 2014, the Wilfred plaintiff terminated the stay. Following plaintiff’s termination of the stipulated stay, an amended complaint was filed in the Wilfred Litigation on November 17, 2014. On January 5, 2015, the defendants moved to dismiss or stay the Wilfred Litigation.

F – 57

On April 29, 2015, the Nottenkamper Litigation was transferred to the United States District Court for the Southern District of New York. On July 2, 2015, the Wilfred plaintiff requested leave from the court to file a second amended complaint. By order dated July 28, 2015, the court granted plaintiff’s request to file an amended complaint and denied the defendants’ pending motion to dismiss the earlier complaint as moot. On July 28, 2015, the court also consolidated the Wilfred Litigation and the Nottenkamper Litigation, appointing plaintiff Sasha Wilfred as lead plaintiff in the consolidated action.

On August 21, 2015, lead plaintiff filed a consolidated amended complaint that alleges, among other things, that the defendants violated state law, including breaching their fiduciary duties to us, grossly mismanaging us, abusing their control of us, wasting our corporate assets and being unjustly enriched, by:

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

On September 16, 2015, plaintiff Janice Nottenkamper was appointed as a co-lead plaintiff in the Wilfred Litigation. On September 16, 2015, the court also entered a stipulation and order providing for a three-month stay of all proceedings to facilitate the parties’ efforts to resolve this consolidated action by mediation. On December 11, 2015, the court extended the stay to January 27, 2016.

On December 23, 2014, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, one of our former executive officers, all but four of our current Directors, and two former Directors in the United States District Court for the Southern District of Indiana under the following caption: Michelle Lawrence, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Lawrence Litigation”). The complaint alleges, among other things, that the individual defendants breached their fiduciary duties to us, abused their control, grossly mismanaged us and were unjustly enriched by:

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

F – 58

On March 11, 2015, the district court approved the parties’ agreement to stay the Lawrence Litigation, until the earlier of: the passage of 30 days after written notice of termination has been provided by any party, or the Indiana Securities Litigation is dismissed with prejudice or an answer in the Indiana Securities Litigation is filed.

On July 1, 2015, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, one of our former executive officers, all but two of our current Directors, and two former Directors in the Marion Superior Court, Indianapolis, Indiana under the following caption: William McKee, Derivatively on behalf of ITT Educational Services, Inc. v. Kevin Modany, et al. (the “McKee Litigation”). The complaint alleges, among other things, that the individual defendants breached their fiduciary duties to us by:

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

On January 21, 2016, the parties in the Wilfred Litigation, Lawrence Litigation, and McKee Litigation all entered into a Stipulation and Agreement of Settlement (the “Derivative Settlement”) to settle the three shareholder derivative actions discussed above: (1) the Wilfred Litigation, including the Nottenkamper Litigation consolidated thereunder; (2) the Lawrence Litigation; and (3) the McKee Litigation. The proposed Derivative Settlement, which remains subject to court approvals, is intended by the settling parties to fully, finally and forever resolve the Wilfred Litigation, the Lawrence Litigation, and the McKee Litigation and to result in the dismissal of those actions with prejudice. Under the terms of the proposed Derivative Settlement, we will implement certain agreed upon corporate governance reforms, to be administered by us and the Board of Directors if the Derivative Settlement is finally approved and becomes effective. Additionally, subject to court approval, we have agreed to pay up to $1,100 in attorneys’ fees and expenses (the “Derivative Fee Award”) to the plaintiffs’ counsel. One of our insurers funded half of the amount of the Derivative Fee Award, on behalf of the individual defendants in the Wilfred Litigation, the Lawrence Litigation, and the McKee Litigation.

On January 22, 2016, the Derivative Settlement and related exhibits were filed in the Wilfred Litigation, and the plaintiffs in the Wilfred Litigation moved, among other things, for the court to preliminarily approve the Derivative Settlement, to approve the form and manner of notice to be provided to our shareholders, and to schedule a hearing for the court to consider final approval of the Derivative Settlement. Prior to final court approval, current shareholders will have the opportunity to raise objections, or to otherwise be heard, regarding the terms of the Derivative Settlement and the Derivative Fee Award. If the Derivative Settlement is finally approved by the court in the Wilfred Litigation, the plaintiffs in the Lawrence Litigation and the McKee Litigation will move their respective Indiana courts for the dismissal of their actions with prejudice. Dismissal of all of the Wilfred Litigation, the Lawrence Litigation, and the McKee Litigation with prejudice is a material condition of the proposed Derivative Settlement, without which the Derivative Settlement will not become effective. In the event that the Derivative Settlement is not approved by the court, or otherwise does not become effective, the settling parties will be restored to their respective positions in each action as of the date immediately preceding the date of the Derivative Settlement. On January 28, 2016, the court in the Lawrence Litigation entered an order continuing the stay of proceedings in that action unless and until the Derivative Settlement is canceled or terminated. On January 29, 2016, the court in the Wilfred Litigation entered an order preliminarily approving the Derivative Settlement. On February 2, 2016, the court in the McKee Litigation ordered that the McKee plaintiff file an update as to the status of the Derivative Settlement by June 29, 2016. The hearing in the Wilfred Litigation to consider final approval of the Derivative Settlement is scheduled for April 6, 2016.

The Derivative Settlement does not include any admission of the validity of any of the claims the plaintiffs have asserted in the Wilfred Litigation, the Lawrence Litigation, or the McKee Litigation, or of any liability with respect thereto. We have determined that the proposed Derivative Settlement is in our company’s best interests, and it is intended to eliminate the uncertainty, distraction, disruption, burden, and expense of further litigation of the Wilfred Litigation, the Lawrence Litigation, and the McKee Litigation.

F – 59

On December 21, 2015, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, one of our former executive officers, all but two of our current Directors, and three former Directors in the United States District Court for the Southern District of Indiana under the following caption: Donnald Canfield, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Canfield Litigation”). The complaint alleges, among other things, that the individual defendants breached their fiduciary duties to us, and abused their control by:

•	failing to properly oversee our business;

•	allowing us to mischaracterize our financial position and business prospects;

•	causing us to issue false and misleading statements of material fact in SEC filings regarding a series of risk-sharing agreements related to student loan programs;

•	failing to take sufficient steps to reduce risks associated with student loan default rates;

•	subjecting us to securities class action lawsuits, government investigations, government enforcement actions, and their associated costs; and

•	damaging our reputation and goodwill.

The complaint also alleges that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by misrepresenting or omitting material information in the Company’s proxy statement filed with the SEC on March 13, 2012.

The complaint seeks:

•	a declaratory judgment;

•	unspecified compensatory and exemplary damages;

•	restitution;

•	equitable relief;

•	an order directing us to reform and improve corporate governance and internal procedures; and

•	costs and disbursements, including attorneys’ and experts’ fees, costs and expenses.

On January 22, 2016, the defendants in the Canfield Litigation filed a motion to stay the Canfield Litigation pending the approval of the Derivative Settlement for the settlement of the Wilfred Litigation, the Lawrence Litigation, and the McKee Litigation. If the stay motion is granted, the parties will report to the court in the Canfield Litigation following approval or disapproval of the Derivative Settlement by the court in the Wilfred Litigation. On February 23, 2016, the court entered an order that no responsive pleading will be due in the Canfield Litigation until after the court’s ruling on the stay motion.

Although the Wilfred Litigation, Lawrence Litigation, McKee Litigation, and Canfield Litigation are each brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with those actions.

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

F – 60

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

On July 30, 2015, we filed a motion to dismiss the New Mexico Litigation on several grounds and a motion to compel arbitration. On December 8, 2015, the court denied the motion to dismiss and the motion to compel arbitration. On December 11, 2015, we filed a notice of appeal challenging the denial of our motion to compel arbitration. That appeal is pending in the court of appeals. On January 6, 2016, the State District Court issued an order providing for a stay of the case pending resolution of our appeal. The Attorney General disputes that a stay is in effect and has filed a motion asking the State District Court to proceed with the nonarbitrable claims. We opposed the Attorney General’s motion to proceed.

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

F – 61

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

The SEC Litigation relates to the matters addressed in the Wells Notice that we received, and the complaint alleges violations of Sections 10(b), 13(a) and 13(b)(2) of the Exchange Act; Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act; and Section 17(a) of the Securities Act. Among other assertions, the complaint alleges that we engaged in a fraudulent scheme and course of business and made various false and misleading statements to our investors relating to the CUSO Program and the PEAKS Program. The remedies sought by the SEC in the complaint include:

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

In September 2015, we received a CID from the U.S. Department of Justice (“DOJ”). The CID provides that the purpose of the investigation is to determine whether there is or has been a violation of the False Claims Act and whether we knowingly submitted false statements in violation of the ED’s Program Participation Agreement regulations. The CID contained requests for production of documents and answers to interrogatories that we believe are principally related to our compliance with the ED’s compensation regulations and was related to a sealed qui tam action. We believe that our practices with respect to compensation matters are in compliance with applicable laws and regulations, and we cooperated with the DOJ in responding to the CID. On January 15, 2016, the United States District Court for the Middle District of Florida issued an order unsealing the underlying qui tam case, revealing that the DOJ has declined to intervene in the qui tam action. Accordingly, the DOJ has closed its investigation. The court also ordered that the qui tam False Claims Act complaint, which was filed by a former disgruntled employee, be served on defendants ITT Educational Services, Inc. and ITT Technical Institute. The qui tam action was filed on April 8, 2015 in the United States District Court for the Middle District of Florida under the following caption: United States of America ex rel. Rodney Lipscomb v. ITT Educational Services, Inc. (the “Lipscomb Litigation”). The relator alleges in the complaint, among other things, that we received Title IV federal financial aid in violation of various Title IV condition of payment rules and regulations and thereby violated the False Claims Act, 31 U.S.C. §3729, et. seq., by:

•	enrolling students who were unlikely to succeed;

•	improperly pressuring students to enroll;

•	misrepresenting our credit transfer policy to students;

•	misrepresenting our curriculum and graduate employment opportunities to students;

•	changing, refusing to explain, and misrepresenting students’ financial obligations;

•	offering improper promotions and compensation incentives to admissions representatives based on the number of students they enrolled; and

F – 62

•	fabricating graduate placement rate reports.

The relator also alleges that we retaliated against him and violated the False Claims Act by terminating his employment after he allegedly reported illegal and unethical practices to our management.

The relator seeks various forms of recovery on behalf of himself and the federal government, including treble damages and civil penalties; the maximum amount pursuant to 31 U.S.C. §3730(d); the maximum amount pursuant to 31 U.S.C. §3730(h), including two times back pay; interest; expenses; attorney’s fees; and costs. The complaint has not been served. We vehemently deny the allegations in the qui tam action and intend to vigorously defend ourself against these claims.

Kevin M. Modany and Daniel M. Fitzpatrick are named in the New York Securities Litigation, Indiana Securities Litigation, Wilfred, Lawrence Litigation, McKee Litigation, Canfield Litigation and SEC Litigation. John E. Dean is also named in the Wilfred Litigation, Lawrence Litigation, McKee Litigation, and Canfield Litigation.

There can be no assurance that the ultimate outcome of the Leveski Litigation, New York Securities Litigation, Indiana Securities Litigation, Wilfred Litigation, Lawrence Litigation, McKee Litigation, Canfield Litigation, CFPB Litigation, New Mexico Litigation, Gallien Litigation, SEC Litigation, Lipscomb Litigation or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On March 9, 2016, we received from the MAG, a statutory notice of intention to file suit. According to the statutory notice, the MAG has reason to believe that from 2010 through 2013, we violated the Massachusetts Consumer Protection Act, M.G.L. c.93A§2 by, among other things and without limitation:

•	engaging in unfair and harassing sales tactics;

•	making false and/or misleading representations to prospective students for our Computer Network Systems program concerning placement rates, salaries and the quality of the program and instruction; and

•	unfairly steering Massachusetts student borrowers to expensive private loans.

We believe that our acts and practices relating to our students in Massachusetts are lawful. There can be no assurance, however, that the ultimate outcome of the MAG investigation, including related to its intention to file suit, will not have a material adverse effect on our financial condition, results of operations and/or cash flows.

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

F – 63

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

Many of the amounts of assets, liabilities, revenue and expenses reported in our consolidated financial statements are based on estimates and assumptions that affect the amounts reported. We are subject to risks and uncertainties that could affect amounts reported in our consolidated financial statements in future periods. Our future performance, results of operations, financial condition, cash flows, liquidity, capital resources, ability to meet our obligations and ability to comply with covenants, metrics and regulatory requirements are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimated results. Those significant risks and uncertainties include, but are not limited to, the following:

•	The PEAKS Consolidation and other factors, among other things:

•	resulted in violations by us of covenants under the Amended Credit Agreement, for which we have obtained waivers and amendments relating to those violations;

•	have negatively impacted our compliance with:

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score; and

•	our compliance with the financial requirements of certain state education and professional licensing authorities (“SAs”); and

•	have negatively impacted the financial metrics to which we are subject under the PEAKS Program and the CUSO RSA.

See Note 12 – Debt and Note 15 – Commitments and Contingencies, for additional information.

•	The CUSO Consolidation, which could negatively impact our compliance with:

•	covenants under the Financing Agreement;

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score;

•	the financial requirements of certain SAs; and

•	the financial metrics to which we are subject under the PEAKS Program and the CUSO RSA.

See Note 8 – Variable Interest Entities, for additional information.

•	Our institutions’ failure to submit their 2013 audited consolidated financial statements and 2013 Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to submit a letter of credit, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We caused the ED Letter of Credit to be issued on October 31, 2014, but it has subsequently been replaced by the ED Agreement. The term of the ED Agreement ends on November 4, 2019. We have implemented procedures to address HCM, which requirements are not expected to significantly impact the timing of our receipt of Title IV Program funds. See Note 12– Debt, for additional information.

•	On October 19, 2015, we received a letter from the ED identifying additional procedures that we are required to implement as a result of the identification of certain past deficiencies. These additional procedures have resulted in the delay of our receipt of Title IV Program funds. While these additional procedures have affected the timing of our receipt of Title IV Program funds and have imposed an administrative burden on us, we do not expect them to have a significant negative effect on our overall cash flow or operations, but we cannot assure you that there will not be future delays in our institutions’ receipt of Title IV Program funds. The letter also states that we are required to provide certain additional information and reporting to the ED on a regular basis. We have implemented, and are in the process of implementing, measures to comply with the ED’s requirements. We have begun submitting the additional information to the ED, and intend to continue submitting information to the ED according to the schedule specified by the ED.

•	As of December 31, 2015, $79,708 was held in an escrow account by the ED. The funds held are not available for use by us, and could be used by the ED if certain conditions are met. See Note 15 – Commitments and Contingencies for additional information.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements, tax matters and employee-related matters, among others. See Note 15 - Commitments and Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

•

Although we have consolidated both the PEAKS Trust and the CUSO, and we no longer record a contingent liability related to those programs on our Consolidated Balance Sheets, our significant guarantee obligations under the PEAKS Guarantee

F – 64

and the CUSO RSA (collectively, the “RSAs”) remain in effect. In 2015, we made payments of $30,090 under the PEAKS Guarantee, and $13,093, net of $521 of recoveries owed to us that we offset against amounts that we owed to the CUSO, related to the CUSO RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $11,700 in 2016 and approximately $100 in 2017. In addition, based upon various assumptions, including the historical and projected performance and collections of the private education loans under the CUSO Program, we believe that we will make payments under the CUSO RSA, net of recoveries, of approximately $16,000 in 2016 and $13,000 in 2017. See Note 12 – Debt and Note 15 – Commitments and Contingencies for a further discussion of the RSAs and estimated payment amounts.

•	We had negative working capital as of December 31, 2015 and 2014, primarily due to the impact of the Consolidated VIEs.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our payment obligations under the RSAs, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the RSAs or repay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. Accordingly, our consolidated financial statements contained in this Annual Report on Form 10-K were prepared on the basis that we will continue to operate as a going concern. There can be no assurance, however, that the ultimate outcome of those events, whether individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

F – 65

SCHEDULE II

ITT EDUCATIONAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2015

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged To Expenses	Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2015	$2,351	$35,195	$(37,278)	$268
Year Ended December 31, 2014	$9,174	$63,928	$(70,751)	$2,351
Year Ended December 31, 2013	$15,663	$67,640	$(74,129)	$9,174

F – 66

ITT EDUCATIONAL SERVICES, INC.

QUARTERLY FINANCIAL RESULTS

FOR 2015 AND 2014

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31	June 30	Sept 30	Dec 31	Year
2015 (1)
Revenue	$229,975	$214,231	$203,178	$202,442	$849,826
Cost of educational services	103,553	101,865	93,274	91,918	390,610
Student services and administrative expenses	90,252	91,408	84,622	77,394	343,676
Goodwill and asset impairment	0	0	5,203	0	5,203
Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters	7,286	6,005	6,813	5,989	26,093
Loss related to loan program guarantees	0	0	0	0	0
Provision for private education loan losses	1,244	3,313	754	(228)	5,083

Operating income	27,640	11,640	12,512	27,369	79,161
Interest income	13	22	22	29	86
Interest (expense)	(10,388)	(9,991)	(9,709)	(9,759)	(39,847)

Income before provision for income taxes	17,265	1,671	2,825	17,639	39,400
Provision for income taxes	6,818	955	1,137	7,192	16,102

Net income	$10,447	$716	$1,688	$10,447	$23,298

Earnings per share:
Basic	$0.44	$0.03	$0.07	$0.44	$0.99
Diluted	$0.44	$0.03	$0.07	$0.44	$0.97

	Three Months Ended
	March 31	June 30	Sept 30	Dec 31	Year
2014 (2)
Revenue	$237,923	$238,096	$242,561	$243,203	$961,783
Cost of educational services	120,115	116,276	117,539	106,852	460,782
Student services and administrative expenses	99,238	97,547	100,440	91,891	389,116
Goodwill and asset impairment	0	0	0	2,454	2,454
Settlements and legal and professional fees related to certain lawsuits, investigations and accounting matters	5,547	8,380	11,269	6,812	32,008
Loss related to loan program guarantees	0	0	2,019	0	2,019
Provision for private education loan losses	0	9,071	4,511	568	14,150

Operating income	13,023	6,822	6,783	34,626	61,254
Gain on consolidation of variable interest entities	0	0	16,631	0	16,631
Interest income	19	15	17	14	65
Interest (expense)	(11,812)	(7,211)	(9,292)	(9,493)	(37,808)

Income (loss) before provision for income taxes	1,230	(374)	14,139	25,147	40,142
Provision (benefit) for income taxes	471	(222)	6,017	10,556	16,822

Net income (loss)	$759	$(152)	$8,122	$14,591	$23,320

Earnings (loss) per share:
Basic	$0.03	$(0.01)	$0.35	$0.62	$0.99
Diluted	$0.03	$(0.01)	$0.34	$0.62	$0.98

F – 67

(1)	The amounts shown for the fiscal quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 are the restated amounts, as reported in the amended Quarterly Reports on Form 10-Q (i.e., Form 10-Q/As) for the fiscal quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, as filed with the SEC.
(2)	The amounts shown for the fiscal quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 are the restated amounts, as reported in the amended Quarterly Reports on Form 10-Q (i.e., Form 10-Q/As) for the fiscal quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, as filed with the SEC. The amounts shown for the fiscal year ended December 31, 2014 are the restated amounts, as reported in the amended Annual Report on Form 10-K (i.e., Form 10-K/A) for the fiscal year ended December 31, 2014, as filed with the SEC.

F – 68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

	By:	/s/ Kevin M. Modany
Dated: March 15, 2016		Kevin M. Modany
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Modany	Chief Executive Officer (Principal Executive Officer)	March 15, 2016
Kevin M. Modany

/s/ Rocco F. Tarasi, III	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2016
Rocco F. Tarasi, III

/s/ Angela K. Knowlton	Senior Vice President, Controller and Treasurer (Principal Accounting Officer)	March 15, 2016
Angela K. Knowlton

/s/ C. David Brown	Director	March 15, 2016
C. David Brown

/s/ Jerry M. Cohen	Director	March 15, 2016
Jerry M. Cohen

/s/ John F. Cozzi	Director	March 15, 2016
John F. Cozzi

/s/ John E. Dean	Executive Chairman and Director	March 15, 2016
John E. Dean

/s/ Joanna T. Lau	Director	March 15, 2016
Joanna T. Lau

/s/ Thomas I. Morgan	Director	March 15, 2016
Thomas I. Morgan

/s/ Samuel L. Odle	Director	March 15, 2016
Samuel L. Odle

/s/ Vin Weber	Director	March 15, 2016
Vin Weber

INDEX TO EXHIBITS

			Incorporated by Reference From
Exhibit No.		Description	Form	Exhibit	Filing Date	Filed Herewith

3.1		Restated Certificate of Incorporation, as Amended to Date	10-Q*	3.1	7/29/05

3.2		Restated By-Laws, as Amended to Date	8-K*	3.2	7/22/11

10.1	**	1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q*	10.8	8/8/97

10.2	**	First Amendment to the 1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q*	10.38	7/17/03

10.3	**	Second Amendment to 1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q*	10.58	10/26/06

10.4	**	1999 Outside Directors Stock Option Plan	S-8***	4.3	8/10/99

10.5	**	First Amendment to the 1999 Outside Directors Stock Option Plan	10-Q*	10.37	7/17/03

10.6	**	Second Amendment to the 1999 Outside Directors Stock Option Plan	10-Q*	10.42	4/27/04

10.7	**	Third Amendment to the 1999 Outside Directors Stock Option Plan	8-K*	10.47	1/28/05

10.8	**	2006 ITT Educational Services, Inc. Equity Compensation Plan	8-K*	10.55	5/10/06

10.9	**	First Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q*	10.57	10/26/06

10.10	**	Second Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q*	10.61	7/26/07

10.11	**	Third Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-K*	10.32	2/18/11

10.12	**	Fourth Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-K*	10.12	2/24/12

10.13	**	ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.1	5/7/13

10.14	**	First Amendment to ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	10-Q*	10.10	4/29/15

10.15	**	Second Amendment to ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	10-Q*	10.1	6/12/15

10.16	**	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use prior to November 24, 2010)	10-Q*	10.53	5/1/06

10.17	**	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use November 24, 2010 – January 23, 2012)	10-K*	10.35	2/18/11

10.18	**	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after January 23, 2012)	10-K*	10.15	2/24/12

10.19	**	Form of Nonqualified Stock Option Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.2	5/7/13

10.20	**	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use prior to January 17, 2011)	10-Q*	10.59	7/26/07

10.21	**	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use January 17, 2011 – January 23, 2012)	10-K*	10.33	2/18/11

10.22	**	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after January 23, 2012)	10-K*	10.18	2/24/12

10.23	**	Form of Restricted Stock Unit Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.3	5/7/13

10.24	**	Form of Amendment to Certain Restricted Stock Unit Award Agreements	10-K*	10.22	10/16/14

10.25	**	Form of Restricted Stock Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after November 24, 2010)	10-K*	10.34	2/18/11

10.26	**	Form of Restricted Stock Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.4	5/7/13

10.27	**	Restated ESI 401(k) Plan	10-K*	10.20	2/24/12

10.28	**	First Amendment of ESI 401(k) Plan	10-Q*	10.1	7/26/13

10.29	**	Second Amendment of ESI 401(k) Plan	10-K*	10.27	10/16/14

10.30	**	Third Amendment of ESI 401(k) Plan	10-Q*	10.11	4/29/15

10.31	**	Fourth Amendment of ESI 401(k) Plan				X

10.32	**	ESI Excess Savings Plan – 2008 Restatement	10-K*	10.15	2/21/08

10.33	**	Restated ESI Pension Plan	10-K*	10.22	2/24/12

10.34	**	First Amendment of ESI Pension Plan	10-Q*	10.1	7/27/12

10.35	**	ESI Excess Pension Plan – 2008 Restatement	10-K*	10.19	2/21/08

10.36	**	First Amendment to ESI Excess Pension Plan – 2008 Restatement	10-Q*	10.23	7/24/08

10.37	**	ESI Executive Deferred Bonus Compensation Plan – 2008 Restatement	10-K*	10.22	2/21/08

10.38	**	ESI Non-Employee Directors Deferred Compensation Plan – 2008 Restatement	10-K*	10.21	2/21/08

10.39	**	ITT Educational Services, Inc. Senior Executive Severance Plan	10-Q*	10.26	10/25/07

10.40	**	First Amendment to the ITT Educational Services, Inc. Senior Executive Severance Plan	10-K*	10.28	2/24/12

10.41	**	Summary of Certain Director and Executive Compensation				X

10.42		Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation	10-Q*	10.11	7/27/98

10.43	First Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation	10-K*	10.18	2/19/99

10.44	Second Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)	10-Q*	10.24	10/31/00

10.45	Financing Agreement, dated as of December 4, 2014, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto	8-K*	10.1	12/5/14

10.46	Amendment No. 1 to Financing Agreement, dated as of December 23, 2014, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto	8-K*	10.2	3/18/15

10.47	Amendment No. 2 to Financing Agreement, dated as of March 17, 2015, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto	8-K*	10.1	3/18/15

10.48	Amendment No. 3 to Financing Agreement, dated as of September 18, 2015, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto	8-K*	10.1	9/21/15

10.49	Amendment No. 4 to Financing Agreement, dated as of December 31, 2015, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto	8-K*	10.1	12/31/15

10.50	Limited Consent to Financing Agreement, dated as of May 26, 2015, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto	10-K*	10.46	5/29/15

10.51	Credit Agreement, dated as of March 21, 2012, among ITT Educational Services, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., as syndication agent and Wells Fargo, N.A., as documentation agent	8-K*	10.1	3/27/12

10.52	First Amendment to Credit Agreement, dated as of March 31, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	4/4/14

10.53	Second Amendment to Credit Agreement, dated as of May 29, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	6/4/14

10.54	Third Amendment to Credit Agreement, Consent and Waiver, dated as of June 30, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	7/2/14

10.55	Fourth Amendment to Credit Agreement, Consent and Waiver, dated as of July 30, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	8/1/14

10.56	Fifth Amendment to Credit Agreement and Consent, dated as of September 15, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	9/19/14

10.57	Consent to Credit Agreement, entered into as of October 15, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	10-Q*	10.5	11/14/14

10.58	Consent to Credit Agreement, entered into as of November 14, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	10.Q*	10.3	11/19/14

10.59	Guarantee Agreement, dated as of January 20, 2010, between ITT Educational Services, Inc. and Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent	10-K*	10.47	10/16/14

10.60	Amended and Restated Indenture and Credit Agreement, dated as of December 31, 2010, by and among PEAKS Trust 2009-1, Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, and Deutsche Bank National Trust Company, as lender trustee	10-K*	10.48	10/16/14

10.61	Subordinated Note Purchase Agreement, dated as of January 20, 2010, between ITT Educational Services, Inc. and PEAKS Trust 2009-1	10-K*	10.49	10/16/14

10.62	Agreement for Servicing Private Student Loans, dated as of December 10, 2011, by and among PEAKS Trust 2009-1, Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, ITT Educational Services, Inc. and First Associates Loan Servicing, LLC	10-K*	10.50	10/16/14

10.63	Purchase Obligation Agreement, dated as of January 20, 2010, by and among ITT Educational Services, Inc., Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, and the senior creditors signatory thereto	10-K*	10.51	10/16/14

10.64	Letter Agreement, dated as of March 17, 2014, between ITT Educational Services, Inc., Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, and the holders of the senior debt signatory thereto	8-K*	10.1	3/21/14

10.65	Risk Sharing Agreement, dated as of February 20, 2009, between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC, with the First Amendment, Second Amendment and Third Amendment thereto	10-K*	10.53	10/16/14

10.66	Fourth Amendment to Risk Sharing Agreement, dated as of November 6, 2014, by and between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC	10-Q*	10.4	11/14/14

10.67	Fifth Amendment to Risk Sharing Agreement, dated as of March 17, 2015 by and between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC	8-K*	10.3	3/18/15

10.68		Sixth Amendment to Risk Sharing Agreement, dated as of June 8, 2015 by and between ITT Educational Services, Inc. and Student CU Connect, CUSO, LLC	10-Q*	10.2	6/12/15

10.69		Financing Program Agreement, dated as of February 20, 2009, between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC, with the First Amendment, Second Amendment and Third Amendment thereto	10-K*	10.54	10/16/14

10.70		Loan and Security Agreement, dated as of May 18, 2009, between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC, with the First Amendment, Second Amendment and Third Amendment thereto	10-K*	10.55	10/16/14

10.71		Agreement for Servicing Private Student Loans, dated as of May 18, 2012, by and between First Associates Loan Servicing, LLC and Student CU Connect CUSO, LLC	10-K*	10.56	10/16/14

10.72	**	Letter Agreement, dated August 4, 2014, by and between ITT Educational Services, Inc. and Kevin M. Modany	8-K*	10.1	8/5/14

10.73	**	Amendment to Letter Agreement, dated as of April 28, 2015, by and between ITT Educational Services, Inc. and Kevin M. Modany	8-K*	10.3	4/29/15

10.74	**	Second Amendment to Letter Agreement, dated as of May 26, 2015, by and between ITT Educational Services, Inc. and Kevin M. Modany	10-K*	10.69	5/29/15

10.75	**	Third Amendment to Letter Agreement, dated as of July 29, 2015, by and between ITT Educational Services, Inc. and Kevin M. Modany	8-K*	10.1	7/30/15

10.76	**	Letter Agreement, dated as of December 31, 2015, by and between ITT Educational Services, Inc. and Kevin M. Modany	8-K*	10.2	12/31/15

10.77	**	Letter Agreement, dated August 4, 2014, by and between ITT Educational Services, Inc. and John E. Dean	8-K*	10.2	8/5/14

10.78	**	Letter Agreement, dated as of April 29, 2015, by and between ITT Educational Services, Inc. and Daniel M. Fitzpatrick	8-K*	10.1	4/29/15

10.79	**	Amendment to Equity Award Agreements, dated as of April 29, 2015, by and between ITT Educational Services, Inc. and Daniel M. Fitzpatrick	8-K*	10.2	4/29/15

10.80	**	Consulting Agreement, dated as of September 3, 2015, by and between ITT Educational Services, Inc. and Daniel M. Fitzpatrick	8-K*	10.1	9/8/15

10.81		Irrevocable Letter of Credit Payable to the U.S. Department of Education, dated October 31, 2014	8-K*	10.1	11/04/14

10.82		Agreement, dated as of December 16, 2015, by and between ITT Educational Services, Inc. and the U.S. Department of Education	8-K*	10.1	12/22/15

10.83		Pledge and Security Agreement for Guarantee of Deductible and/or Loss Limit Reimbursement Agreement, dated as of December 15, 2015, by and between ITT Educational Services, Inc. and Liberty Mutual Insurance Company	8-K*	10.1	12/29/15

10.84		Stipulation and Agreement of Settlement, dated November 2, 2015 (entered by the parties in In re ITT Educational Services, Inc. Securities Litigation)				X

10.85		Stipulation and Agreement of Settlement, dated November 2, 2015 (entered by the parties in In re ITT Educational Services, Inc. Securities Litigation (Indiana))				X

10.86		Stipulation and Agreement of Settlement, dated January 21, 2016				X

21		Subsidiaries				X

23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X

23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350	X

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350	X

101	The following materials from ITT Educational Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders’ Equity; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedule II	X

*	SEC File No. 001-13144
**	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
***	Registration No. 333-84871