Form 10-Q
period 2016-03-31
ITT EDUCATIONAL SERVICES INC
filed 2016-04-29
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

23,698,907

Number of shares of Common Stock, $.01 par value, outstanding at March 31, 2016

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2016

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2016 and 2015 and December 31, 2015	1

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015	2

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2016 and 2015	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015	4

Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the three months ended March 31, 2016 and 2015 and the year ended December 31, 2015	5

Notes to Condensed Consolidated Financial Statements	6

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(unaudited)

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$108,663	$130,897	$145,951
Restricted cash	5,538	6,015	6,328
Accounts receivable, net	47,086	48,837	46,200
Private education loans	9,787	8,480	9,541
Deferred income taxes	22,044	26,440	28,584
Prepaid expenses and other current assets	21,447	22,429	56,068

Total current assets	214,565	243,098	292,672
Property and equipment, net	138,242	142,164	152,181
Private education loans, excluding current portion, net	54,912	62,161	76,528
Deferred income taxes	69,402	71,817	65,912
Collateral deposits	91,229	91,168	97,932
Other assets	54,041	53,246	54,022

Total assets	$622,391	$663,654	$739,247

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of term loans	$49,623	$68,161	$12,082
Current portion of PEAKS Trust senior debt	15,634	20,105	26,533
Current portion of CUSO secured borrowing obligation	18,065	23,591	20,963
Accounts payable	56,694	59,753	73,390
Accrued compensation and benefits	15,949	12,425	15,151
Other current liabilities	29,631	31,973	28,602
Deferred revenue	105,996	113,739	139,856

Total current liabilities	291,592	329,747	316,577
Term loans, excluding current portion	0	0	81,147
PEAKS Trust senior debt, excluding current portion	28,916	30,701	45,127
CUSO secured borrowing obligation, excluding current portion	89,695	91,728	96,226
Other liabilities	50,132	50,342	52,247

Total liabilities	460,335	502,518	591,324

Commitments and contingencies (See Note 11)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	178,134	181,160	185,936
Retained earnings	991,330	987,223	974,184
Accumulated other comprehensive (loss) income	(1,932)	(1,693)	963
Treasury stock, 13,369,997, 13,394,834 and 13,516,221 shares, at cost	(1,005,847)	(1,005,925)	(1,013,531)

Total shareholders’ equity	162,056	161,136	147,923

Total liabilities and shareholders’ equity	$622,391	$663,654	$739,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$191,499	$229,975
Costs and expenses:
Cost of educational services	92,631	103,553
Student services and administrative expenses	77,899	90,252
Legal and professional fees related to certain lawsuits, investigations and accounting matters	4,871	7,286
Provision for private education loan losses	1,878	1,244

Total costs and expenses	177,279	202,335

Operating income	14,220	27,640
Interest income	68	13
Interest (expense)	(7,099)	(10,388)

Income before provision for income taxes	7,189	17,265
Provision for income taxes	3,082	6,818

Net income	$4,107	$10,447

Earnings per share:
Basic	$0.17	$0.44
Diluted	$0.17	$0.44
Weighted average shares outstanding:
Basic	23,742	23,560
Diluted	23,856	23,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$4,107	$10,447
Other comprehensive (loss), net of tax:
Net actuarial pension loss amortization, net of income tax of $0 and $0	0	1
Prior service cost (credit) amortization, net of income tax of $149 and $150	(239)	(239)

Other comprehensive (loss), net of tax	(239)	(238)

Comprehensive income	$3,868	$10,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,107	$10,447
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,183	5,981
Provision for doubtful accounts	7,309	12,183
Deferred income taxes	3,103	9,869
Stock-based compensation expense	1,227	1,896
Accretion of discount on private education loans	(2,724)	(3,081)
Accretion of discount on term loans	487	391
Accretion of discount on PEAKS Trust senior debt	720	1,655
Accretion of discount on CUSO secured borrowing obligation	45	219
Provision for private education loan losses	1,878	1,244
Other	(237)	(267)
Changes in operating assets and liabilities:
Restricted cash	477	(288)
Accounts receivable	(5,558)	(12,000)
Private education loans	6,788	6,644
Accounts payable	(3,346)	5,542
Other operating assets and liabilities	618	717
Deferred revenue	(7,743)	(7,619)

Net cash flows from operating activities	12,334	33,533

Cash flows from investing activities:
Capital expenditures	(718)	(869)
Collateral and escrowed funds	(61)	0

Net cash flows from investing activities	(779)	(869)

Cash flows from financing activities:
Repayment of term loans	(19,176)	(2,500)
Repayment of PEAKS Trust senior debt	(6,976)	(15,646)
Repayment of CUSO secured borrowing obligation	(7,604)	(4,037)
Common shares tendered for taxes	(33)	(467)

Net cash flows from financing activities	(33,789)	(22,650)

Net change in cash and cash equivalents	(22,234)	10,014
Cash and cash equivalents at beginning of period	130,897	135,937

Cash and cash equivalents at end of period	$108,663	$145,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Stock in Treasury
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2014	37,069	$371	$198,883	$963,737	$1,201	(13,619)	$(1,022,120)	$142,072
For the three months ended March 31, 2015:
Net income				10,447				10,447
Other comprehensive (loss), net of income tax					(238)			(238)
Equity award vesting			(9,056)			163	9,056	0
Tax benefit from equity awards			(5,787)					(5,787)
Stock-based compensation			1,896					1,896
Shares tendered for taxes						(60)	(467)	(467)

Balance as of March 31, 2015	37,069	371	185,936	974,184	963	(13,516)	(1,013,531)	147,923
For the nine months ended December 31, 2015:
Net income				12,851				12,851
Other comprehensive (loss), net of income tax					(2,656)			(2,656)
Equity award vesting			(7,753)			171	7,753	0
Tax benefit from equity awards			(913)					(913)
Stock-based compensation			3,890					3,890
Shares tendered for taxes						(52)	(165)	(165)
Issuance of shares for Directors’ compensation				188		2	18	206

Balance as of December 31, 2015	37,069	371	181,160	987,223	(1,693)	(13,395)	(1,005,925)	161,136
For the three months ended March 31, 2016:
Net income				4,107				4,107
Other comprehensive (loss), net of income tax					(239)			(239)
Equity award vesting			(111)			37	111	0
Tax benefit from equity awards			(4,142)					(4,142)
Stock-based compensation			1,227					1,227
Shares tendered for taxes						(12)	(33)	(33)

Balance as of March 31, 2016	37,069	$371	$178,134	$991,330	$(1,932)	(13,370)	$(1,005,847)	$162,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

ITT Educational Services, Inc. is a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. References in these Notes to “we,” “us” and “our” refer to ITT Educational Services, Inc., its wholly-owned subsidiaries and the variable interest entities (“VIEs”) that it consolidates, unless the context requires or indicates otherwise. As of March 31, 2016, we were offering:

•	master, bachelor and associate degree programs to approximately 43,000 students at ITT Technical Institute and Daniel Webster College locations; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

As of March 31, 2016, we had 138 campus locations in 39 states. In addition, we offered one or more of our online degree programs to students who are located in all 50 states. All of our campus locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since 2009 under the “Daniel Webster College” name. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include the accounts of ITT Educational Services, Inc., its wholly-owned subsidiaries and, beginning on February 28, 2013 and September 30, 2014, two VIEs that we consolidate in our consolidated financial statements, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. All significant intercompany balances and transactions are eliminated upon consolidation. The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by GAAP.

We reclassified debt issuance costs that were previously reported in the line item Other assets on our Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015 to the line items Current portion of term loans and Term loans, excluding current portion, upon adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). These reclassifications had no impact on previously reported net income, total shareholders’ equity or cash flows. See Note 8 – Debt, for the amount of debt issuance costs that were reclassified.

We review the operations of our business on a regular basis to determine our reportable operating segments, as defined in Accounting Standards Codification (“ASC” or “Codification”) 280, “Segment Reporting.” As of March 31, 2016, December 31, 2015 and March 31, 2015, we reported our financial results under one reportable operating segment.

In the opinion of our management, the condensed consolidated financial statements reflect all adjustments that are normal, recurring and necessary for a fair presentation of our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”) as filed with the SEC.

2.	New Accounting Guidance and Adoption of New Accounting Guidance

New Accounting Guidance. In March 2016, the FASB issued ASU No. 2016-09, “Improvement to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which is included in the Codification under ASC 718, “Compensation – Stock Compensation” (“ASC 718”). This guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2017, with early adoption permitted. A modified retrospective approach is to be used for certain parts of this guidance, while other parts of the guidance are to be applied using a retrospective or prospective approach. We are assessing the impact that ASU 2016-09 may have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which is included in the Codification under ASC 840, “Leases” (“ASC 840”). This guidance introduces a new lessee model that brings substantially all leases on the balance sheet and represents a significant change to lease accounting. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2019, with early adoption permitted. A modified retrospective approach is to be used for the adoption of this guidance. We are assessing the impact that ASU 2016-02 may have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (“ASU 2015-17”), which is included in the Codification under ASC 740, “Income Taxes” (“ASC 740”). This guidance simplifies the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2017. Earlier adoption is permitted as of the beginning of an interim or annual reporting period. The amendments in ASU 2015-17 may be applied either prospectively to all deferred income tax liabilities and assets or retrospectively to all periods presented. We are assessing the impact that this guidance may have on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (“ASU 2015-11”), which is included in the Codification under ASC 330, “Inventory” (“ASC 330”). This guidance requires inventory to be measured at the lower of cost and net realizable value under certain circumstances. Current guidance requires inventory to be measured at the lower of cost or market value, where market value could be either replacement cost, net realizable value, or net realizable value less a normal profit margin. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2017, with early adoption permitted. A prospective approach is to be used for the adoption of this guidance. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern” (“ASU 2014-15”), which is included in the Codification under ASC 205, “Presentation of Financial Statements” (“ASC 205”). This guidance was issued to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. Under the new guidance, management is required to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. The guidance will be effective for our interim and annual reporting periods beginning January 1, 2017, with early adoption permitted. A prospective approach is to be used for the adoption of this guidance. We are assessing the impact that this guidance may have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which is included in the Codification under ASC 606, “Revenue From Contracts With Customers” (“ASC 606”). This guidance requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods or services. Originally, this guidance was to become effective for our interim and annual reporting periods beginning January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for our interim and annual reporting periods beginning January 1, 2018. Early adoption is permitted, but not any earlier than the original effective date. A full retrospective or a modified retrospective approach may be used for the adoption of this guidance. We are assessing the impact that this guidance may have on our consolidated financial statements.

Adoption of New Accounting Guidance. In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”), which is included in the Codification under ASC 805, “Business Combinations” (“ASC 805”). This guidance simplifies the accounting for adjustments made to provisional amounts recognized in a business combination and requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is also required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts. In addition, an entity is required to present separately on the face of its financial statements or disclose in the notes to its financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance became effective for our interim and annual reporting periods beginning January 1, 2016 and was applied prospectively. The adoption of ASU 2015-16 did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 which is included in the Codification under ASC 835, “Interest” (“ASC 835”). This guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that liability. This guidance became effective for our interim and annual reporting periods beginning January 1, 2016 and was applied retrospectively. The adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendment to the Consolidation Analysis” (“ASU 2015-02”), which is included in the Codification under ASC 810. This guidance changes the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. This guidance became effective for our interim and annual reporting periods beginning January 1, 2016 and was applied prospectively. The adoption of ASU 2015-02 did not have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items” (“ASU 2015-01”), which is included in the Codification under ASC 225, “Income Statement” (“ASC 225”). This guidance eliminates the concept of extraordinary items from GAAP. This guidance became effective for our interim and annual reporting periods beginning January 1, 2016 and was applied prospectively. The adoption of ASU 2015-01 did not have a material impact on our consolidated financial statements.

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of March 31, 2016:

		Fair Value Measurements at Reporting Date Using
Description	As of March 31, 2016	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market fund	$102,127	$102,127	$0	$0
Restricted cash:
Money market fund	474	474	0	0
Collateral deposits:
Money market fund	8,632	8,632	0	0

	$111,233	$111,233	$0	$0

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of December 31, 2015:

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of March 31, 2015:

		Fair Value Measurements at Reporting Date Using
Description	As of March 31, 2015	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market fund	$141,930	$141,930	$0	$0
Restricted cash:
Money market fund	1,811	1,811	0	0
Collateral deposits:
Money market fund	8,629	8,629	0	0

	$152,370	$152,370	$0	$0

We used quoted prices in active markets for identical assets as of the measurement dates to value our financial assets that were categorized as Level 1.

The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value, because of the immediate or short-term maturity of these financial instruments. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Condensed Consolidated Balance Sheets as of March 31, 2016, December 31, 2015 or March 31, 2015. As of March 31, 2016 and December 31, 2015, the carrying value of a building that we considered held-for-sale was approximately $2,300, and was included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets. The carrying value of that building as of those dates was approximately equal to its estimated fair value, less selling costs. In the three months ended March 31, 2016, we recorded an impairment charge of approximately $543 to reduce the carrying value of another building to its estimated fair value. The estimated fair value of that building was approximately $2,600 and was included in Property and equipment, net on our Condensed Consolidated Balance Sheet as of March 31, 2016. We considered the results of independent appraisals and other available market data to determine the estimated fair value of the buildings as of March 31, 2016.

As of March 31, 2016, the aggregate carrying value of the private education loans (“PEAKS Trust Student Loans”) owned by a trust (the “PEAKS Trust”) that purchased, owns and collects private education loans made under the PEAKS Private Student Loan Program (the “PEAKS Program”) and the private education loans (“CUSO Student Loans”) owned by an entity (the “CUSO”) that purchased, owns and collects private education loans made under a private education loan program for our students (the “CUSO Program”) was $64,699 and the estimated fair value was approximately $75,000. As of March 31, 2015, the aggregate carrying value of the PEAKS Trust Student Loans and the CUSO Student Loans (collectively, the “Private Education Loans”) was $86,069 and the estimated fair value was approximately $95,774. The fair value of the Private Education Loans was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the Private Education Loans. The significant inputs used in determining the estimated fair value included the default rate, repayment rate and discount rate. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of March 31, 2016, the carrying value of our debt under our Financing Agreement (as defined in Note 8—Debt) was $49,623 and the estimated fair value was approximately $50,000. As of March 31, 2015, the carrying value of our debt under our Financing Agreement was $93,229 and the estimated fair value was approximately $94,000. The fair value of our debt under our Financing Agreement was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were unobservable in determining the estimated fair value of our debt under the Financing Agreement. The significant input used in determining the estimated fair value was the discount rate utilized for credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of March 31, 2016, the carrying value of the senior debt issued by the PEAKS Trust in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”) was $44,550 and the estimated fair value was approximately $38,000. As of March 31, 2015, the carrying value of the PEAKS Senior Debt was $71,660 and the estimated fair value was approximately $72,348. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of March 31, 2016, the carrying value of the liability that the CUSO was required to record (the “CUSO Secured Borrowing Obligation”) on its balance sheet for the cash received from the owners of the CUSO (the “CUSO Participants”), which liability we now consolidate, was $107,760 and the estimated fair value was approximately $76,000. As of March 31, 2015, the carrying value of the CUSO Secured Borrowing Obligation was $117,189 and the estimated fair value was approximately $115,211. The fair value of the CUSO Secured Borrowing Obligation was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the CUSO Secured Borrowing Obligation. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

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

4.	Equity Compensation

The amount of stock-based compensation expense and the line items in which those amounts are included in our Condensed Consolidated Statements of Operations and the related estimated income tax benefit recognized in the periods indicated were as follows:

	Three Months Ended March 31,
	2016	2015
Cost of educational services	$708	$942
Student services and administrative expenses	519	954

Total stock-based compensation expense	$1,227	$1,896
Income tax (benefit)	$(472)	$(730)

As of March 31, 2016, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $3,900, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 1.6 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Three Months Ended March 31, 2016
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,088,208	$70.21	$76,405
Granted	159,000	$3.57	568
Forfeited	0	$0	0
Exercised	0	$0	0
Expired	(188,500)	$121.56	(22,914)

Outstanding at end of period	1,058,708	$51.06	$54,059	1.9	$0

Exercisable at end of period	736,061	$69.17	$50,913	1.7	$0

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on March 31, 2016 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable. Since the closing market price of our common stock on March 31, 2016 was lower than the exercise price of all outstanding stock options and exercisable stock options, the aggregate intrinsic value of the stock options was zero.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended March 31,
	2016	2015
Shares subject to stock options granted	159,000	0
Weighted average grant date fair value per share	$2.09	$0
Shares subject to stock options exercised	0	0
Intrinsic value of stock options exercised	$0	$0
Proceeds received from stock options exercised	$0	$0
Tax benefits realized from stock options exercised	$0	$0

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions in the periods indicated:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rates	1.3%	Not applicable
Expected lives (in years)	4.8	Not applicable
Volatility	75.0%	Not applicable
Dividend yield	None	Not applicable

For the three months ended March 31, 2015, the assumptions listed above were not applicable because we did not grant any stock options in that period.

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Three Months Ended March 31, 2016
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	793,019	$14.18
Granted	411,224	3.56
Forfeited	(47,837)	10.21
Vested	(37,350)	18.23

Unvested at end of period	1,119,056	$10.31

The total fair market value of the RSUs that vested and were settled in shares of our common stock was:

•	$99 in the three months ended March 31, 2016; and

•	$1,260 in the three months ended March 31, 2015.

5.	Variable Interest Entities

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

Our consolidated financial statements for periods as of and after February 28, 2013 include the PEAKS Trust, because we were considered to have control over the PEAKS Trust under ASC 810, as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. We do not, however, actively manage the operations of the PEAKS Trust, and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. See Note 11 – Commitments and Contingencies, for a further discussion of the PEAKS Guarantee.

Based on our analysis, we concluded that we became the primary beneficiary of the CUSO on September 30, 2014. This was the first date that we determined we had the power to direct the activities of the CUSO that most significantly impact the economic performance of the CUSO, because the entity that performs the servicing activities on behalf of the CUSO (the “CUSO Program Servicer”) failed to meet certain performance criteria specified in the servicing agreement that governs the servicing activities of the CUSO Student Loans (the “CUSO Servicing Agreement”) on that date. The CUSO Servicing Agreement provides that in the event that the CUSO Program Servicer fails to meet certain performance criteria specified in the CUSO Servicing Agreement, and the CUSO Program Servicer does not affect a cure of that failure during a specified cure period, we would have the right to terminate the CUSO Servicing Agreement. We determined that it was not reasonably possible that the CUSO Program Servicer would be able to affect a cure during the specified cure period and, therefore, because the cure period was not substantive, we effectively had the right to terminate the CUSO Servicing Agreement as of the date that the CUSO Program Servicer failed to meet the performance criteria. We have provided notice of termination of the CUSO Servicing Agreement, however, the termination will not be effective until a successor services has been retained by the CUSO.

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

Our consolidated financial statements for periods as of and after September 30, 2014 include the CUSO, because we were considered to have control over the CUSO under ASC 810, as a result of our substantive right to terminate the CUSO Servicing Agreement after a cure period that was not substantive. We do not, however, actively manage the operations of the CUSO, and the assets of the consolidated CUSO can only be used to satisfy the obligations of the CUSO. Our obligations under the CUSO RSA remain in effect, until all CUSO Student Loans are paid in full. See Note 11—Commitments and Contingencies, for a further discussion of the CUSO RSA.

PEAKS Program. On January 20, 2010, we entered into agreements with unrelated third parties to establish the PEAKS Program, which was a private education loan program for our students. We entered into the PEAKS Program to offer our students another source of private education loans that they could use to help pay their education costs owed to us and to supplement the limited amount of private education loans available to our students under other private education loan programs, including the CUSO Program. Under the PEAKS Program, our students had access to a greater amount of private education loans, which resulted in a reduction in the amount of internal financing that we provided to our students in 2010 and 2011. No new private education loans were or will be originated under the PEAKS Program after July 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through March 2012.

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

The Subordinated Note issued by the PEAKS Trust to us does not bear interest and matures in March 2026. Principal is due on the Subordinated Note following:

•	the repayment of the PEAKS Senior Debt;

•	the repayment of fees and expenses of the PEAKS Trust; and

•	the reimbursement of the amounts of any payments made by us under the PEAKS Guarantee.

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

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Assets
Restricted cash	$1,820	$1,462	$1,727
Current portion of PEAKS Trust student loans	5,536	5,746	6,475
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $17,122, $21,816 and $39,596	42,196	45,987	57,596

Total assets	$49,552	$53,195	$65,798

Liabilities
Current portion of PEAKS Trust senior debt	$15,634	$20,105	$26,533
Other current liabilities	0	191	175
PEAKS Trust senior debt, excluding current portion	28,916	30,701	45,127

Total liabilities	$44,550	$50,997	$71,835

The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Payment of the administrative fees and expenses of the PEAKS Trust and the principal and interest owed on the PEAKS Senior Debt are guaranteed by us under the PEAKS Guarantee.

Revenue and Expenses of the PEAKS Trust. The following table sets forth the revenue and expenses of the PEAKS Trust, which were included in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenue	$2,002	$2,413
Student services and administrative expenses	495	541
Provision for private education loan losses	1,483	803
Interest expense	1,758	3,259

(Loss) before provision for income taxes	$(1,734)	$(2,190)

The revenue of the PEAKS Trust consists of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans. The servicing, administrative and other fees incurred by the PEAKS Trust are included in Student services and administrative expenses in our Condensed Consolidated Statements of Operations. The provision for private education loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses related to the PEAKS Trust Student Loans represents the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the PEAKS Trust Student Loans, discounted by the loan pool’s effective interest rate as of the end of the reporting period. Interest expense of the PEAKS Trust represents interest expense on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt.

PEAKS Guarantee. Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (the “Asset/Liability Ratio”). Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amounts that we paid under the PEAKS Guarantee, to the extent of available funds remaining in the PEAKS Trust. See Note 11 – Commitments and Contingencies, for a further discussion of our obligations to make guarantee payments pursuant to the PEAKS Guarantee. The following table sets forth the PEAKS Guarantee payments that were made in the periods indicated:

	Three Months Ended March 31,
	2016	2015
PEAKS Guarantee	$4,534	$13,637

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

In accordance with ASC 810, we included the CUSO Secured Borrowing Obligation on our Condensed Consolidated Balance Sheets at its fair value as of September 30, 2014, the date of the CUSO Consolidation. The difference between the estimated fair value of the CUSO Secured Borrowing Obligation and the amount expected to be paid by the CUSO to the CUSO Participants was recorded as an accrued discount on our Condensed Consolidated Balance Sheets at the date of the CUSO Consolidation. The accrued discount is being recognized in interest expense using the interest method based on the actual and projected cash flows, over the expected life of the CUSO Secured Borrowing Obligation.

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

The following table sets forth the carrying values of assets and liabilities of the CUSO that were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Assets
Restricted cash	$3,244	$3,968	$2,790
Current portion of CUSO Student Loans	4,251	2,734	3,066
CUSO Student Loans, excluding current portion, less allowance for loan losses of $2,412, $1,796 and $2,480	12,716	16,174	18,932
Other assets	285	257	202

Total assets	$20,496	$23,133	$24,990

Liabilities
Current portion of CUSO Secured Borrowing Obligation	$18,065	$23,591	$20,963
Other current liabilities	153	154	182
CUSO Secured Borrowing Obligation, excluding current portion	89,695	91,728	98,002

Total liabilities	$107,913	$115,473	$119,147

The assets of the CUSO can only be used to satisfy the obligations of the CUSO. Other liabilities of the CUSO of $1,776 that were reported as of March 31, 2015 have been reclassified and included in the line item CUSO secured borrowing obligation, excluding current portion, to conform with the current year presentation.

Revenue and Expenses of the CUSO. The following table sets forth the revenue and expenses of the CUSO, which were included in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenue	$1,082	$1,064
Student services and administrative expenses	360	396
Provision for private education loan losses	395	441
Interest expense	3,167	3,641

(Loss) before provision for income taxes	$(2,840)	$(3,414)

The revenue of the CUSO consists of interest income on the CUSO Student Loans, which is the accretion of the accretable yield on the CUSO Student Loans, and an administrative fee paid by the CUSO Participants to the CUSO on a monthly basis. The servicing, administrative and other fees incurred by the CUSO are included in Student services and administrative expenses in our Condensed Consolidated Statements of Operations. The provision for private education loan losses represents the increase in the allowance for loan losses that occurred during the period, offset by recoveries received from private education loans that were charged off prior to the CUSO consolidation. The allowance for loan losses represents the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the CUSO Student Loans, discounted by the loan pool’s effective interest rate as of the end of the reporting period. Interest expense of the CUSO represents interest expense on the CUSO Secured Borrowing Obligation, which includes the contractual interest obligation on the CUSO Student Loans and the accretion of the discount on the CUSO Secured Borrowing Obligation.

CUSO RSA. In connection with the CUSO Program, we entered into the CUSO RSA with the CUSO. Under the CUSO RSA, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the CUSO Program, based on the annual dollar volume. Under the CUSO RSA, we have an obligation to make the monthly payments due and unpaid on those private education loans that have been charged off above a certain percentage (“Regular Payments”). Instead of making Regular Payments, however, we may elect to discharge our obligations to make Regular Payments on specified charged-off private education loans by:

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

(collectively, “Discharge Payments”). See Note 11 – Commitments and Contingencies, for a further discussion of our obligations to make guarantee payments pursuant to the CUSO RSA.

Pursuant to the CUSO RSA, we are entitled to all amounts that the CUSO recovers from loans in a particular loan pool made under the CUSO Program that have been charged off, until all payments that we made under the CUSO RSA with respect to that loan pool have been repaid to us by the CUSO. We have the right to offset payment amounts that we owe under the CUSO RSA by the amount of recoveries from charged-off loans made under the CUSO Program that are owed, but have not been paid, to us. We exercised this offset right in the three months ended March 31, 2016 and 2015.

In June 2015, we entered into an amendment to the CUSO RSA that, among other things, allowed us to defer the payments due in June 2015 through December 2015 under the CUSO RSA to January 2016 (the “Deferred Payment”). See Note 11 – Commitments and Contingencies for a discussion of this amendment. In accordance with the provisions of this amendment, we deferred the payments due in June 2015 through December 2015 under the CUSO RSA, and we utilized the amount of the recoveries of charged-off loans received by the CUSO between June 2015 and December 2015 that were due but were not paid to us to offset against amounts that we owed under the CUSO RSA in January 2016.

The following table sets forth the payments that we made to the CUSO related to our guarantee obligations under the CUSO RSA in the periods indicated:

	Three Months Ended March 31,
	2016		2015
Regular Payments	$2,597	(1)	$2,280	(2)
Deferred Payment	5,331	(3)	0
Discharge Payments	0		2,709

Total	$7,928		$4,989

(1)	This amount is net of $294 of recoveries from charged-off loans owed to us that we offset against amounts we owed under the CUSO RSA.
(2)	This amount is net of $290 of recoveries from charged-off loans owed to us that we offset against amounts we owed under the CUSO RSA.
(3)	This amount is net of $761 of recoveries from charged-off loans received by the CUSO from June 8, 2015 through December 31, 2015 that were not paid to us that we offset against amounts owed by us under the CUSO RSA in January 2016.

We made advances to the CUSO under the Revolving Note in years prior to 2012. We made the advances so that the CUSO could use those funds primarily to purchase additional private education loans made under the CUSO Program. The period of time during which we could make additional advances under the Revolving Note ended on January 1, 2014. Certain of the assets of the CUSO serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full. In 2013, we also offset $8,472 owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, instead of making additional payments in that amount. We did not offset any amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, instead of making additional payments in those amounts, in the three months ended March 31, 2016 or 2015.

See Note 11 – Commitments and Contingencies, for a further discussion of the offsets and CUSO RSA.

The amount owed to us under the Revolving Note, excluding those offsets, was approximately $8,300 as of March 31, 2016 and December 31, 2015, and $8,200 as of March 31, 2015. The amount of the Revolving Note was eliminated from our financial statements as a result of the CUSO Consolidation.

6.	Private Education Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013 and to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 5 – Variable Interest Entities, for a further discussion of the consolidation of the PEAKS Trust and CUSO (the “Consolidated VIEs”). As a result, the assets and liabilities of the Consolidated VIEs were included on our Condensed Consolidated Balance Sheets as of March 31, 2016, December 31, 2015 and March 31, 2015.

The aggregate carrying amount of the Private Education Loans included under the Private education loan line items on our Condensed Consolidated Balance Sheets as of March 31, 2016 was $64,699 and as of March 31, 2015 was $86,069. The outstanding principal balance of the Private Education Loans, including accrued interest, was approximately $100,978 as of March 31, 2016 and $161,436 as of March 31, 2015.

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

Accretable Yield. The Private Education Loans were recorded at their estimated fair value upon consolidation. The estimated fair value of the PEAKS Trust Student Loans as of February 28, 2013, and the CUSO Student Loans as of September 30, 2014, was determined using an expected cash flow methodology. Projected default rates and forbearances were considered in applying the estimated cash flow methodology. Prepayments of loans were not considered when estimating the expected cash flows, because, historically, few Private Education Loans have been prepaid. No allowance for loan loss was established as of the date of consolidation of the PEAKS Trust and the CUSO, because all of the Private Education Loans were recorded at fair value and future credit losses are considered in the estimate of fair value.

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

The following table sets forth information regarding aggregate changes in accretable yield of the loan pools of the PEAKS Trust Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the periods indicated:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$34,984	$19,313	$51,819	$32,654
Accretion	(2,002)	(1,022)	(2,413)	(1,431)
Reclassification from nonaccretable difference and changes in expected cash flows	(1,330)	(933)	(1,508)	(2,541)

Balance at end of period	$31,652	$17,358	$47,898	$28,682

The following table sets forth information regarding aggregate changes in accretable yield of the loan pools of the CUSO Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the periods indicated:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$12,793	$7,611	$11,728	$5,857
Accretion	(722)	(432)	(668)	(346)
Reclassification from nonaccretable difference and changes in expected cash flows	(425)	(294)	60	266

Balance at end of period	$11,646	$6,885	$11,120	$5,777

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

If a decrease in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be less than the expected cash flows at the end of the previous fiscal quarter, we would record the impairment as:

•	a provision for private education loan losses in our Condensed Consolidated Statement of Operations; and

•	an increase in the allowance for loan losses on our Condensed Consolidated Balance Sheets.

The provision for private education loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool, discounted by the loan pool’s effective interest rate at the end of the previous fiscal quarter. If a significant increase in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be greater than the expected cash flows at the end of the previous fiscal quarter, we would:

•	first reverse any allowance for loan losses with respect to that loan pool that was previously recorded on our Condensed Consolidated Balance Sheets, up to the amount of that allowance; and

•	record any remaining increase prospectively as a yield adjustment over the remaining estimated lives of the loans in the loan pool.

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the PEAKS Trust Student Loans in the aggregate in the periods indicated:

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$21,816	$42,353
Loans charged off	(6,907)	(4,061)
Recoveries from charged off loans	730	501
Provision for loan losses	1,483	803

Balance at end of period	$17,122	$39,596

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the CUSO Student Loans in the aggregate in the periods indicated:

	Three Months Ended March 31,
	2016		2015
Balance at beginning of period	$1,796		$2,039
Loans charged off	0		0
Recoveries from charged off loans	0		0
Provision for loan losses	616	(1)	441

Balance at end of period	$2,412		$2,480

(1)	The provision for loan losses was reduced by $221 for recoveries from CUSO Student Loans that were not recognized on our consolidated balance sheet at the time of the CUSO Consolidation.

Adjustments to the interest income of a loan pool are recognized prospectively, if those adjustments are due to:

•	changes in variable interest rates; or

•	any other changes in the timing of the expected cash flows of the loan pools.

Loan Modifications and Charge Offs. Modifications were made to PCI Loans in the three months ended March 31, 2016 and 2015 and were primarily due to forbearances granted with respect to the payment of those loans. We consider the impact of any modifications made to PCI Loans as part of our quarterly assessment of whether:

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

7.	Goodwill and Intangibles

We recognized goodwill and certain other intangible assets on our consolidated balance sheet as a result of the acquisition of:

•	certain assets and liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. on January 31, 2014;

•	the membership interests of Cable Holdings, LLC on August 1, 2013; and

•	substantially all the assets and certain liabilities of Daniel Webster College on June 10, 2009.

The acquired intangible assets consist of certain identifiable intangible assets that are amortized over the asset’s estimated life, and indefinite-lived intangible assets, including goodwill. Goodwill represents the excess of the consideration paid over the estimated fair value of identifiable net assets acquired.

The following tables set forth the carrying value of our acquired intangible assets that were included in Other assets on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of March 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (months)
Amortizable intangible assets:
Customer relationships	$2,500	$(1,203)	$1,297	60
Non-compete agreements	1,120	(560)	560	60
Training materials	440	(335)	105	42
Accreditation	210	(203)	7	84

	$4,270	$(2,301)	$1,969

	As of December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (months)
Amortizable intangible assets:
Customer relationships	$2,500	$(1,078)	$1,422	60
Non-compete agreements	1,120	(504)	616	60
Training materials	440	(304)	136	42
Accreditation	210	(195)	15	84

	$4,270	$(2,081)	$2,189

	As of March 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (months)
Amortizable intangible assets:
Customer relationships	$2,500	$(703)	$1,797	60
Non-compete agreements	1,120	(336)	784	60
Training materials	440	(210)	230	42
Accreditation	210	(173)	37	84

	$4,270	$(1,422)	$2,848

All amortizable intangible assets are being amortized on a straight-line basis. Amortization expense for amortized intangible assets was:

•	$220 in the three months ended March 31, 2016; and

•	$221 in the three months ended March 31, 2015.

The following table sets forth our estimate of the amortization expense for our amortizable intangible assets in each of the four years, 2016 through 2019:

Fiscal Year Ending December 31,	Estimated Amortization Expense
2016	$865
2017	734
2018	562
2019	28

$2,189

The following tables set forth the carrying value of our indefinite-lived intangible assets that were included in Other assets on our Condensed Consolidated Balance Sheets as of the dates indicated.

	As of March 31, 2016
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

In addition to our annual impairment test, we consider certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these is a significant long-term decrease in our market capitalization based on events specific to our operations. Deteriorating operating results and current period and projected future operating results that negatively differ from the operating plans used in the most recent impairment analysis are also triggering events that could be cause for an interim impairment review. In our analysis of triggering events we also consider changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among other factors. We concluded that no triggering event had occurred during the three month period ended March 31, 2016 or March 31, 2015.

The assumptions and estimates underlying the fair value calculations used in our annual impairment test are uncertain by their nature and can vary significantly from actual results. Therefore, as circumstances and assumptions change, we may be required to recognize additional impairment charges for indefinite-lived intangible assets in future periods.

8.	Debt

As of March 31, 2016, our Condensed Consolidated Balance Sheet included: (i) outstanding Term Loan (as defined below) borrowings under the Financing Agreement, as described further below under “—Term Loans,” (ii) the PEAKS Senior Debt issued by the PEAKS Trust, which was consolidated in our consolidated financial statements beginning February 28, 2013, as described further below under “—PEAKS Trust Senior Debt,” and (iii) the CUSO Secured Borrowing Obligation of the CUSO, which was consolidated in our consolidated financial statements beginning September 30, 2014, as described further in Note 5 – Variable Interest Entities.

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

On December 23, 2014, we entered into Amendment No. 1 to Financing Agreement (“Amendment No. 1”), on March 17, 2015, we entered into Amendment No. 2 to Financing Agreement (“Amendment No. 2”), on May 26, 2015, we entered into a Limited Consent to Financing Agreement (the “FA Consent”), on September 18, 2015, we entered into Amendment No. 3 to Financing Agreement (“Amendment No. 3”), on December 31, 2015, we entered into Amendment No. 4 to Financing Agreement (“Amendment No. 4”) and on March 10, 2016, we entered into a Limited Waiver (“Waiver”). The Original Financing Agreement, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and including the FA Consent and Waiver, is referred to herein as the “Financing Agreement.”

Pursuant to the Waiver we entered into on March 10, 2016, the agents and the lenders under the Financing Agreement agreed to waive any default or event of default that may have occurred and is continuing, or may occur, under the Financing Agreement or related loan documents as a result of the restatement of our condensed consolidated financial statements for each of the fiscal quarters ended March 31, 2014, June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015, and our consolidated financial statements for the fiscal year ended December 31, 2014 (the “Restatements”), as long as we delivered to the agents and lenders our restated financial statements by March 31, 2016. We delivered our restated financial statements to the agents and lenders by March 31, 2016.

A portion of the proceeds of the Term Loans, as well as other funds, were used for payment of fees in connection with the Financing Agreement. We paid a one-time commitment fee of $3,000 in the fourth quarter of 2014 in connection with the Financing Agreement. The commitment fee and other costs paid to, or on behalf of, the lender were recorded as debt discount on our Consolidated Balance Sheets.

The following table sets forth the outstanding principal balance, debt issuance costs, debt discount and carrying value of the Financing Agreement as of the dates indicated:

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Outstanding principal balance	$50,505	$69,681	$97,500
Debt issuance costs	(209)	(360)	(1,011)
Debt discount	(673)	(1,160)	(3,260)

Carrying value	$49,623	$68,161	$93,229

The outstanding principal balance under the Financing Agreement is expected to be repaid by us as set forth in the following table:

Fiscal Quarter Ending	Scheduled Payments	Excess Cash Flow Payment	Total
June 30, 2016	$15,500	$0	$15,500
September 30, 2016	15,500	0	15,500
December 31, 2016	19,505	0	19,505

Total	$50,505	$0	$50,505

The Financing Agreement provides for mandatory prepayment of outstanding principal in an amount equal to 50% of Excess Cash Flow (as defined in the Financing Agreement) calculated based on our cash flows for the fiscal years ended December 31, 2015 and 2016 or, in the case of 2015, at least $9,000. Any mandatory prepayment amounts due under this provision are payable within 90 days of December 31. Because our Excess Cash Flow for the fiscal year ended December 31, 2015 was less than the minimum required payment pursuant to the Financing Agreement, we made a mandatory prepayment of $9,000 under the Excess Cash Flow provision in March 2016. The Term Loans will mature on December 4, 2017. Assuming the required principal payments are made in accordance with the repayment schedule for the remainder of 2016, however, the outstanding balance of the Term Loans is expected to be $0 as of December 31, 2016. Based on these repayment expectations, we have classified the entire carrying value of the Term Loans as a current liability on our March 31, 2016 Condensed Consolidated Balance Sheet.

The Financing Agreement provides that we must pay a premium on any prepayment of outstanding principal (“Premium Payment”) that we make during the first two years of the Financing Agreement that is not specifically required under the mandatory prepayment provision. We did not make any Premium Payments in 2015. The Premium Payment for any such prepayment of principal is 1.0% of the amount of any prepayment we make from December 5, 2015 through December 4, 2016. We do not expect to make any Premium Payments in 2016.

The Term Loans bear interest, at our option, at:

•	the higher of (a) the London Interbank Offered Rate (“LIBOR”) and (b) 1.00%, plus a margin of 8.50%; or

•	the highest of (a) 2.00%, (b) the federal funds rate plus 0.50%, (c) LIBOR plus 1.00% and (d) the U.S. Prime Rate, plus a margin of 8.00%.

The effective interest rate on our borrowings under the Financing Agreement was approximately:

•	14.20% per annum in the three months ended March 31, 2016; and

•	12.70% per annum in the three months ended March 31, 2015.

The following table sets forth the total amount of interest expense and fees (including amortization of debt issuance costs and accretion of debt discount) that we recognized on our borrowings under the Financing Agreement in the periods indicated:

	Three Months Ended March 31,
	2016	2015
Interest expense and fees	$2,174	$3,367

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

PEAKS Senior Debt. In January 2010, the PEAKS Trust issued the PEAKS Senior Debt in the aggregate principal amount of $300,000 to investors. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements. See Note 5– Variable Interest Entities, for a further discussion of the PEAKS Consolidation. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as a debt discount on our consolidated balance sheet and is being recognized as Interest expense in our consolidated statements of operations using the interest method, based on the actual and projected cash flows, over the expected life of the PEAKS Senior Debt.

The following table sets forth the outstanding principal balance, debt discount and carrying value of the PEAKS Senior Debt as of the dates indicated:

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Outstanding principal balance	$50,135	$57,111	$81,273
Debt discount	(5,585)	(6,305)	(9,613)

Carrying value	$44,550	$50,806	$71,660

We recorded $15,634 as a current liability as of March 31, 2016, which represented our estimate of the amount of the carrying value of the PEAKS Senior Debt that we expect to be due in the 12 months immediately following March 31, 2016.

The PEAKS Senior Debt matures in January 2020. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. Under the terms of the PEAKS Program documents, however, amounts received on a monthly basis by the PEAKS Trust that exceed the fees and expenses of the PEAKS Trust then due and the interest then due on the PEAKS Senior Debt are to be paid to reduce the outstanding principal balance of the PEAKS Senior Debt. In the three months ended March 31, 2016, the aggregate amount of principal payments on the PEAKS Senior Debt was $6,976.

The following table sets forth the estimated principal payments on the PEAKS Senior Debt in the periods indicated:

Fiscal Year Ending December 31,	Amount
2016	$20,181
2017	8,704
2018	8,582
2019	9,355
2020	10,289

Total	$57,111

The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR, plus a 550 basis point margin. The minimum LIBOR rate applied to the PEAKS Senior Debt cannot be less than 2.00%. The effective interest rate on the PEAKS Senior Debt was approximately:

•	14.5% per annum in the three months ended March 31, 2016; and

•	16.3% per annum in the three months ended March 31, 2015.

The following table sets forth the total amount of contractual interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Three Months Ended March 31,
	2016	2015
Contractual interest expense	$1,038	$1,604
Discount accretion	720	1,655

Total interest expense	$1,758	$3,259

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

Asset/Liability Ratio. The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. We were not in compliance with those metrics as of March 31, 2016. For purposes of computing the Asset/Liability Ratio, as of March 31, 2016, the amount of the assets of the PEAKS Trust was $68,273 and the amount of the liabilities was $50,135. The amounts used to calculate the Asset/Liability Ratio include, for the assets, cash and the contractual balance of the PEAKS Trust Student Loans that have not defaulted, and, for the liabilities, the amount of the contractual balance of the PEAKS Senior Debt.

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

In order to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio, we made payments of $4,534 in the three months ended March 31, 2016, and $30,090 in the year ended December 31, 2015 under the PEAKS Guarantee that were applied by the PEAKS Trust to reduce the amount of the PEAKS Senior Debt. See Note 11 – Commitments and Contingencies, for a discussion of our projected PEAKS Guarantee payments for 2016 through 2020.

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

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended
	March 31,
	2016	2015
Shares:
Weighted average number of shares of common stock outstanding	23,742	23,560
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	114	259

Outstanding shares for diluted earnings per share calculation	23,856	23,819

A total of approximately 1.9 million shares in the three months ended March 31, 2016 and 1.2 million shares in the three months ended March 31, 2015 were excluded from the calculation of our diluted earnings per common share, because the effect was anti-dilutive.

10.	Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan in the periods indicated:

	Three Months Ended March 31,
	2016	2015
Interest cost	$403	$409
Expected return on assets	(1,225)	(1,383)
Recognized net actuarial loss	0	1
Amortization of prior service (credit)	(388)	(389)

Net periodic pension (benefit)	$(1,210)	$(1,362)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

We did not make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three months ended March 31, 2016 or 2015. We do not expect to make any significant contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2016.

The following table sets forth the changes in the components of Accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheet in the three months ended March 31, 2016:

	Defined Benefit Pension Items
	Accumulated Other Comprehensive Income (Loss)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Net of Income Tax
Balance at December 31, 2015	$(2,869)	$1,176	$(1,693)
Amortization of:
Actuarial (gains) losses	0	0	0
Prior service costs (credits)	(388)	149	(239)

Balance at March 31, 2016	$(3,257)	$1,325	$(1,932)

The reclassification of prior service costs or credits from Accumulated other comprehensive income (loss) are included in the computation of net periodic pension benefit. Approximately $783 of net periodic pension benefit was included in Cost of educational services and approximately $427 of net periodic pension benefit was included in Student services and administrative expenses in our Condensed Consolidated Statement of Operations in the three months ended March 31, 2016.

11.	Commitments and Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2016, the total face amount of those surety bonds was approximately $22,300. As of March 31, 2016, we also had caused a letter of credit with a face amount of approximately $106 to be issued to one of our state regulatory agencies.

Our institutions’ failure to submit their 2013 audited consolidated financial statements and the 2013 compliance audits of their administration of the Title IV Programs in which they participate (“Compliance Audits”) to the ED by the due date resulted in sanctions imposed by the ED on our institutions that included, among other things, our institutions having to submit a letter of credit payable to the ED. We caused a letter of credit payable to the ED in the amount of $79,708 (the “ED Letter of Credit”) to be issued on October 31, 2014. On December 16, 2015, we and the ED entered into an agreement (the “ED Agreement”), which provides that we would provide funds to the ED for the ED to maintain in an escrow account (the “ED Escrowed Funds”) in lieu of the ED Letter of Credit. On December 17, 2015, we provided to the ED funds in the amount of $79,708, which amount is subject to further adjustment by the ED based upon changes in our annual federal student aid funding, and based on the ED’s determination of the percentage of our annual federal student aid funding that must be maintained. The ED Letter of Credit was cancelled effective December 22, 2015. As of March 31, 2016 and December 31, 2015 the amount of the ED Escrowed Funds held by the ED was $79,708.

The ED Agreement provides that the ED may draw on the ED Escrowed Funds upon certification by the ED that the drafted funds will be used for one or more of the following purposes:

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

Claims and Contingencies. Claims and contingencies that we are subject to include those related to litigation, government investigations, business transactions, tax matters and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially.

The following table sets forth the amounts of our recorded liability related to our claims and contingencies and where the amounts were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Other current liabilities	$15,200	$16,330	$14,408
Other liabilities	588	588	598

Total	$15,788	$16,918	$15,006

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$16,918	$15,574
Increases (decreases) from:
Additional accruals, other (1)	6,509	5,517
Payments, other (2)	(7,639)	(6,085)

Balance at end of period	$15,788	$15,006

(1)	Consists of accruals for legal fees.
(2)	Consists of payments for legal and other contingencies.

In connection with estimating our recorded liability for claims and contingencies as of March 31, 2016, December 31, 2015 and March 31, 2015, we considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

We may resolve certain federal and state income tax matters presently under examination within the 12 months immediately following the date of this filing. As of March 31, 2016, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $11,100, and that we could pay approximately $4,200, in each case in the 12 months immediately following the date of this filing due to the resolution of those matters.

We have presented legal and professional fees related to certain lawsuits, investigations and accounting matters as a separate line item in our Condensed Consolidated Statements of Operations. A portion of the amounts included in this line item represent expenses for various lawsuits, investigations and accounting matters that we believe are not representative of those normally incurred in the ordinary course of business. Certain of those lawsuits and investigations are described in detail, below. The expenses for the accounting matters included in this line item related primarily to:

•	services relating to accounting for the Private Education Loans; and

•	services relating to the accounting for the CUSO Consolidation in the three months ended March 31, 2015.

Guarantees. PEAKS Guarantee and Purchase Obligation. Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required Asset/Liability Ratio. The PEAKS Guarantee contains, among other things, representations and warranties and events of default that we believe are customary for guarantees of this type. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt, if the law is changed to reduce the maximum allowable percentage of our annual revenue derived from Title IV Program funds from 90% to 75% or less. At this time, we believe that the likelihood of such a change in the law is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments we made under the PEAKS Guarantee to the extent that funds are remaining in the PEAKS Trust. The PEAKS Senior Debt matures in January 2020 and, therefore, we do not expect to begin receiving any repayment of amounts that we previously paid under the PEAKS Guarantee until February 2020.

We consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 5 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of March 31, 2016, December 31, 2015 and March 31, 2015.

Projected PEAKS Guarantee Payments. We believe that it is probable that we will make additional payments under the PEAKS Guarantee and estimate that those payments may be approximately $6,700 from April 1, 2016 through December 31, 2016, $600 in 2017 and $10,300 in 2020. All of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $36,000 as of December 31, 2016, $28,000 as of December 31, 2017 and $0 as of January 31, 2020. See Note 8 – Debt, for a further discussion of the PEAKS Senior Debt. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on PEAKS Trust Student Loans that remain in repayment and collect recoveries on PEAKS Trust Student Loans that have been charged off. The only obligation of the PEAKS Trust, at that time, will be the payment of the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $35,000 of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based.

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

See also “—PEAKS Guarantee and CUSO RSA Payments in Certain Periods,” for information regarding certain payments we have made related to the PEAKS Program.

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

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of March 31, 2016, December 31, 2015 and March 31, 2015, the total collateral maintained in a restricted bank account was approximately $8,630. This amount was included in Collateral deposits on our Condensed Consolidated Balance Sheets as of each of those dates. The CUSO RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and that we deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the CUSO Program that exceeds a certain percentage as of the end of each fiscal quarter.

Under the CUSO RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the CUSO Program that have been charged off. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. We have claimed as an offset against amounts owed to us under the Revolving Note amounts that would have the effect of discharging our obligations with respect to certain charged off loans under the CUSO RSA. In addition, in the three months ended March 31, 2015, we made Discharge Payments to the CUSO. We did not make any Discharge Payments in the three months ended March 31, 2016. Making Discharge Payments results in us paying amounts to the CUSO in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligation in future periods under the CUSO RSA. See Note 5– Variable Interest Entities, for a further discussion of Discharge Payments.

We consolidated the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 5– Variable Interest Entities, for a further discussion of the CUSO Consolidation. As a result, the assets and liabilities of the CUSO have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of March 31, 2016, December 31, 2015 and March 31, 2015.

CUSO RSA Amendment. On June 8, 2015, we entered into a Sixth Amendment to the CUSO RSA (the “Sixth Amendment to CUSO RSA”) with the CUSO. The Sixth Amendment to CUSO RSA provides that:

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

We made the $6,544 Discharge Payment on June 10, 2015, which had the effect of reducing the amount of Regular Payments that we otherwise would have had to make in 2015 by approximately $2,000. The reason for the provision in the Sixth Amendment to CUSO RSA that permits us to defer to 2016 the payment of any amounts otherwise becoming due between June 8, 2015 and December 31, 2015 is because without such deferral, we believed that we would have exceeded the limitation under the Financing Agreement on amounts that we could pay in 2015 under the CUSO RSA and the PEAKS Guarantee. We deferred the full amount of the payments due in June 2015 through December 2015 under the CUSO RSA, which totaled $6,092. Recoveries of charged-off loans received by the CUSO from June 2015 through December 2015 and due to us were $761 and were not paid to us. We utilized those recovery amounts to offset against amounts that we owed under the CUSO RSA in January 2016, resulting in a payment of $5,331 related to this deferral.

We believe that, based on our current projections, we may not be in compliance with certain covenants under the CUSO RSA as of June 30, 2016 and, as a result, will be required to deposit approximately $200 as additional collateral in August 2016, based on our estimate of the required collateral amount as of June 30, 2016.

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

Based on various assumptions, including the historical and projected performance and collections of the CUSO Student Loans, we believe that we will make payments under the CUSO RSA as set forth in the following table:

Year	Estimated Regular Payments		Estimated Recoveries(1)		Estimated Total Payments, Net
2016	$18,000	(2)	$(1,800	)(3)	$16,200
2017	13,000		(1,000)		12,000
2018	14,000		(1,000)		13,000
2019 and later(4)	95,000		0		95,000

Total	$140,000		$(3,800)		$136,200

(1)	We expect to offset Regular Payments due to the CUSO from us under the CUSO RSA by the recoveries from charged-off loans that are due to us from the CUSO.
(2)	This amount includes $6,092 of Regular Payments that otherwise would have been due in 2015, but were deferred to, and paid in, January 2016 as allowed under the Sixth Amendment to CUSO RSA.
(3)	This amount includes $761 of recoveries from charged-off loans received by the CUSO from June 8, 2015 through December 31, 2015 that were not paid to us that we offset against amounts owed by us under the CUSO RSA in January 2016.
(4)	We believe that the amount in this row will be paid by us in approximately equal portions in each of 2019 through 2025.

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

The estimated amount of future payments under the CUSO RSA assumes that an offset that we made in 2013 of certain payment obligations under the CUSO RSA against the CUSO’s obligations owed to us under the Revolving Note will not be determined to have been improper. See “—PEAKS Guarantee and CUSO RSA Payments in Certain Periods” below for a further discussion of that offset. In the event that offset is determined to be improper, we may be required to pay the CUSO approximately $10,417, net of approximately $1,049 of recoveries from charged-off loans, which would be in addition to the estimated payment amounts set forth above.

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

PEAKS Guarantee and CUSO RSA Payments in Certain Periods. The following table sets forth the approximate aggregate amount of PEAKS Guarantee payments and CUSO RSA payments that were made in the periods indicated:

	Three Months Ended March 31,
Type of Payment	2016		2015
PEAKS Guarantee Payments	$4,534		$13,637
CUSO RSA Regular Payments	2,597	(1)	2,280	(2)
CUSO RSA Discharge Payments	0		2,709
CUSO RSA Deferred Payment	5,331	(3)	0

Total	$12,462		$18,626

(1)	This amount is net of $294 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA.
(2)	This amount is net of $290 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA.
(3)	This amount is net of $761 of recoveries from charged-off loans received by the CUSO from June 8, 2015 through December 31, 2015 that were not paid to us that we offset against amounts owed by us under the CUSO RSA in January 2016.

In the three months ended March 31, 2016 and 2015, we offset all recoveries from charged-off loans that were due to us from the CUSO against the amounts we owed to the CUSO under the CUSO RSA.

Since 2013, we have not offset any amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note. In the first quarter of 2013, we notified the CUSO that we had determined that the CUSO was in default of its obligations to us under the agreement pursuant to which the Revolving Note was issued and, as a result of that default, all amounts under the Revolving Note were immediately due and payable. We also notified the CUSO that we would not make payments under the CUSO RSA until we received credit for the full amount due us under the Revolving Note, based on the provisions of the CUSO Program documents that allow us to set off amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note. At that time, the outstanding amount of the Revolving Note due to us was approximately $8,200, representing principal and accrued interest.

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

We understand that the CUSO’s position is that the Offset was improper, because it has not defaulted and, even if it had defaulted, the assets of the CUSO against which we could offset or exercise our other remedies were limited. We further understand the CUSO’s position to be that, because the Offset was improper, we are in default under the CUSO RSA. In April 2013, the CUSO notified us that it had taken control of the restricted account containing the cash collateral that we deposited to secure our obligations under the CUSO RSA (the “Collateral”). To our knowledge, the CUSO has taken no further action related to the Collateral. We believe that our good faith exercise of our right of offset provided for in the CUSO Program documents does not constitute an event of default under the CUSO RSA, and that the CUSO’s seizure of control of the restricted account containing the Collateral constitutes an additional default by the CUSO. We cannot assure you, however, that the Offset will ultimately be determined to have been proper. In the event of a default by us under the CUSO RSA related to the Offset, we may be required to pay to the CUSO approximately $10,417, net of approximately $1,049 of recoveries from charged-off loans that are owed, but have not been paid, to us. If, instead, the CUSO was to withdraw Collateral in that amount from the restricted bank account, we would be required to deposit that amount of cash in the account to maintain the required level of Collateral.

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

Following a mediation that began in the third quarter of 2015, the parties came to an agreement in principle to settle the Indiana Securities Litigation. On November 2, 2015, the parties in the Indiana Securities Litigation entered into a Stipulation and Agreement of Settlement (the “Indiana Settlement”) to resolve the action in its entirety. Under the terms of the Indiana Settlement, we and/or our insurers would make a payment of $12,538 in exchange for the release of claims against the defendants and other released parties, by the plaintiffs and all settlement class members, and for the dismissal of the action with prejudice. On November 2, 2015, the plaintiffs in the Indiana Securities Litigation filed the Indiana Settlement and related exhibits with the court and moved, among other things, for the court to preliminarily approve the Indiana Settlement, to approve the contents and procedures for notice to potential settlement class members, to certify the Indiana Securities Litigation as a class action for settlement purposes only, and to schedule a hearing for the court to consider final approval of the Indiana Settlement. On November 4, 2015, the court entered an order preliminarily approving the Indiana Settlement and scheduled a hearing for March 10, 2016 to consider final approval of the Indiana Settlement. Prior to the March 10, 2016 hearing, potential settlement class members (all persons and entities who purchased or otherwise acquired our common stock, purchased or otherwise acquired call options on our common stock, or wrote put options on our common stock, between February 26, 2013 and May 12, 2015, both dates inclusive (with limited exclusions)) had an opportunity to exclude themselves from participating in the Indiana Settlement or to raise objections with the court regarding the Indiana Settlement or any part thereof. On March 10, 2016, the court entered an order finding that the Indiana Settlement is fair and reasonable and was entered into in good faith, and the court stated that a separate order regarding the Indiana Settlement would follow. On March 24, 2016, the court entered a final judgment and order approving the Indiana Settlement and dismissing the Indiana Securities Litigation with prejudice.

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

On January 21, 2016, the parties in the Wilfred Litigation, Lawrence Litigation, and McKee Litigation all entered into a Stipulation and Agreement of Settlement (the “Derivative Settlement”), subject to court approval, to settle the three shareholder derivative actions discussed above: (1) the Wilfred Litigation, including the Nottenkamper Litigation consolidated thereunder; (2) the Lawrence Litigation; and (3) the McKee Litigation. The proposed Derivative Settlement is intended by the settling parties to fully, finally and forever resolve the Wilfred Litigation, the Lawrence Litigation, and the McKee Litigation and to result in the dismissal of those actions with prejudice. Under the terms of the proposed Derivative Settlement, we will implement certain agreed upon corporate governance reforms, to be administered by us and the Board of Directors if the Derivative Settlement becomes final and effective. Additionally, we have agreed to pay up to $1,100 in attorneys’ fees and expenses (the “Derivative Fee Award”) to the plaintiffs’ counsel. One of our insurers funded half of the amount of the Derivative Fee Award, on behalf of the individual defendants in the Wilfred Litigation, the Lawrence Litigation, and the McKee Litigation.

On January 22, 2016, the Derivative Settlement and related exhibits were filed in the Wilfred Litigation, and the plaintiffs in the Wilfred Litigation moved, among other things, for the court to preliminarily approve the Derivative Settlement and to approve the form and manner of notice to be provided to our shareholders. On January 29, 2016, the court in the Wilfred Litigation entered an order preliminarily approving the Derivative Settlement, and scheduled a hearing for April 6, 2016 to consider final approval of the Derivative Settlement. Prior to the April 6, 2016 hearing, current shareholders had an opportunity to raise objections, or otherwise be heard, regarding the terms of the Derivative Settlement and the Derivative Fee Award. On April 6, 2016, the court in the Wilfred Litigation granted final approval of the Derivative Settlement and entered a final order and judgment dismissing the Wilfred Litigation with prejudice. Any appeal of the final order and judgment must be filed by May 6, 2016.

Pursuant to the terms of the Derivative Settlement after the order approving the Derivative Settlement becomes final and unappealable, the plaintiffs in the Lawrence Litigation and the McKee Litigation will move their respective Indiana courts for the dismissal of their actions with prejudice. On January 28, 2016, the court in the Lawrence Litigation entered an order continuing the stay of proceedings in that action unless and until the Derivative Settlement is canceled or terminated. On February 2, 2016, the court in the McKee Litigation ordered that the McKee plaintiff file an update as to the status of the Derivative Settlement by June 29, 2016. Dismissal of all of the Wilfred Litigation, the Lawrence Litigation, and the McKee Litigation with prejudice is a material condition of the proposed Derivative Settlement, without which the Derivative Settlement will not become effective. In the event that the Derivative Settlement does not become effective, the settling parties will be restored to their respective positions in each action as of the date immediately preceding the date of the Derivative Settlement.

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

On January 22, 2016, the defendants in the Canfield Litigation filed a motion to stay the Canfield Litigation pending the approval of the Derivative Settlement for the settlement of the Wilfred Litigation, the Lawrence Litigation, and the McKee Litigation. On February 23, 2016, the court entered an order that no responsive pleading will be due in the Canfield Litigation until after the court’s ruling on the stay motion. On April 7, 2016, the defendants filed a notice of final approval of the Derivative Settlement in further support of defendants’ motion to stay the Canfield Litigation and requested that the parties report to the court following the effective date of the Derivative Settlement, unless and until the Derivative Settlement is canceled or terminated.

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

We filed a motion to dismiss the CFPB Litigation on several grounds. On March 6, 2015, the court issued an order denying our motion in part and granting it in part, including by dismissing the CFPB’s claim under the Truth in Lending Act. On April 8, 2015, we filed a notice of appeal to the United States Court for the Seventh Circuit from the order on the motion to dismiss. On April 20, 2016, the court dismissed our appeal for lack of jurisdiction. We have defended, and intend to continue to defend, ourselves vigorously against the remaining allegations made in the complaint.

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

On July 30, 2015, we filed a motion to dismiss the New Mexico Litigation on several grounds and a motion to compel arbitration. On December 8, 2015, the court denied the motion to dismiss and the motion to compel arbitration. On December 11, 2015, we filed a notice of appeal challenging the denial of our motion to compel arbitration. That appeal is pending in the court of appeals. On January 6, 2016, the State District Court issued an order providing for a stay of the case pending resolution of our appeal. The Attorney General disputes that a stay is in effect and has filed a motion asking the State District Court to proceed with the nonarbitrable claims. We opposed the Attorney General’s motion to proceed. On March 24, 2016, the court granted the Attorney General’s motion to proceed on nonarbitrable claims.

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

Following a mediation that began in the third quarter of 2015, the parties came to an agreement in principle to settle the Gallien Litigation on a class-wide basis for $400. On October 28, 2015, the parties executed a Stipulation of Class Action Settlement (the “Gallien Settlement”) to document the terms and conditions of the settlement. In connection with the Gallien Settlement and subject to court approval, the settlement is based on claims made with a specific reversion of funds paid back to us, depending on the number of claims made by settlement class members for individual settlement payments. Under the terms specified in the Gallien

Settlement, 55% of a net settlement amount of approximately $204 must be paid to settlement class members in the form of individual settlement payments. In the event the settlement is not approved by the court or otherwise does not become effective, we intend to continue to defend ourselves vigorously against the allegations made in the amended complaint. On March 11, 2016, the court entered an order preliminarily approving the Gallien Settlement and scheduled a hearing for June 23, 2016 to consider final approval of the Gallien Settlement.

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

In September 2015, we received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”). The CID provides that the purpose of the investigation is to determine whether there is or has been a violation of the False Claims Act and whether we knowingly submitted false statements in violation of the ED’s Program Participation Agreement regulations. The CID contained requests for production of documents and answers to interrogatories that we believe are principally related to our compliance with the ED’s compensation regulations and was related to a sealed qui tam action. We believe that our practices with respect to compensation matters are in compliance with applicable laws and regulations, and we cooperated with the DOJ in responding to the CID. On January 15, 2016, the United States District Court for the Middle District of Florida issued an order unsealing the underlying qui tam case, revealing that the DOJ has declined to intervene in the qui tam action. Accordingly, the DOJ has closed its investigation. The court also ordered that the qui tam False Claims Act complaint, which was filed by a former disgruntled employee, be served on defendants ITT Educational Services, Inc. and ITT Technical Institute. The qui tam action was filed on April 8, 2015 in the United States District Court for the Middle District of Florida under the following caption: United States of America ex rel. Rodney Lipscomb v. ITT Educational Services, Inc. (the “Lipscomb Litigation”). The relator alleges in the complaint, among other things, that we received Title IV federal financial aid in violation of various Title IV condition of payment rules and regulations and thereby violated the False Claims Act, 31 U.S.C. §3729, et. seq., by:

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

The relator seeks various forms of recovery on behalf of himself and the federal government, including treble damages and civil penalties; the maximum amount pursuant to 31 U.S.C. §3730(d); the maximum amount pursuant to 31 U.S.C. §3730(h), including two times back pay; interest; expenses; attorney’s fees; and costs. On April 11, 2016, the complaint was served on us. We vehemently deny the allegations in the qui tam action and intend to vigorously defend ourself against these claims.

On October 30, 2012, we received a CID from the Massachusetts Office of the Attorney General (“MAG”). The MAG’s CID provides that the MAG is investigating allegations that we may have violated Massachusetts General Laws, Chapter 93A, Section 2(a), by “engaging in unfair or deceptive practices in connection with marketing and advertising job placement and student outcomes, the recruitment of students, and the financing of education.” The MAG has since requested additional information from us, including through two follow up CIDs. The MAG’s CID contains broad requests for production of documents related to our students in Massachusetts, including the financial aid available to those students, our recruitment of those students, the career services that we offer to those students, our marketing and advertising, the retention and graduation rates of those students and many other aspects of our business. We have cooperated with the MAG in its investigation, and we have provided documentation, communications and other information to the MAG in response to the CID.

On March 31, 2016, the MAG filed a civil complaint against us in the Norfolk County (Massachusetts) Superior Court (the “Massachusetts Litigation”). On April 6, 2016, the MAG served that complaint on us. The complaint alleges that we violated the Massachusetts Consumer Protection Act, M.G.L. c.93A §2 with respect to our Computer Network Systems program, by, among other things and without limitation:

•	engaging in unfair and harassing sales tactics, including placing undue pressure on Massachusetts consumers and prospective students to enroll;

•	making false and/or misleading representations to prospective students concerning placement rates, wages and salaries, and the nature, character and quality of the program and instruction; and

•	unfairly steering Massachusetts student borrowers to expensive private loans.

The complaint seeks:

•	permanent injunctive relief;

•	restitution;

•	civil penalties of $5 per violation; and

•	costs, including reasonable attorneys’ fees.

We intend to defend ourselves vigorously against the allegations made in the complaint.

Kevin M. Modany and Daniel M. Fitzpatrick are named in the New York Securities Litigation, Indiana Securities Litigation, Wilfred Litigation, Lawrence Litigation, McKee Litigation, Canfield Litigation and SEC Litigation. John E. Dean is also named in the Wilfred Litigation, Lawrence Litigation, McKee Litigation, and Canfield Litigation.

There can be no assurance that the ultimate outcome of the Leveski Litigation, Wilfred Litigation, Lawrence Litigation, McKee Litigation, Canfield Litigation, CFPB Litigation, New Mexico Litigation, Gallien Litigation, SEC Litigation, Lipscomb Litigation, Massachusetts Litigation, or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On April 1, 2016, we received a letter from the SEC requesting that we supply information voluntarily to the SEC. In the letter, the SEC states that it is conducting an inquiry of trading in our securities to determine if violations of the federal securities laws have occurred. The SEC’s letter requests the voluntary production of communications and other documents that relate to, among other things, our October 16, 2014 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and our May 29, 2015 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We are cooperating with the SEC in its inquiry, and we have provided documents and other information to the SEC in response to its requests, including our insider trading policies and information regarding individuals who were aware in advance of our filing of our 2013 Form 10-K and our 2014 Form 10-K. There can be no assurance, however, that the ultimate outcome of the SEC inquiry will not have a material adverse effect on our financial condition, results of operations and/or cash flows.

12.	Risks and Uncertainties

Many of the amounts of assets, liabilities, revenue and expenses reported in our consolidated financial statements are based on estimates and assumptions that affect the amounts reported. We are subject to risks and uncertainties that could affect amounts reported in our consolidated financial statements in future periods. Our future performance, results of operations, financial condition, cash flows, liquidity, capital resources, ability to meet our obligations and ability to comply with covenants, metrics and regulatory requirements are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimated results. Those significant risks and uncertainties include, but are not limited to, the following:

•	The PEAKS Consolidation and CUSO Consolidation, which have and could negatively impact our compliance with:

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score;

•	the financial requirements of certain state education and professional licensing authorities (“SAs”); and

•	the financial metrics to which we are subject under the PEAKS Program and the CUSO RSA.

See Note 5 – Variable Interest Entities, Note 8 – Debt and Note 11 – Commitments and Contingencies, for additional information.

•	Our institutions’ failure to submit their 2013 audited consolidated financial statements and 2013 Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to submit a letter of credit, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We caused the ED Letter of Credit to be issued on October 31, 2014, but it has subsequently been replaced by the ED Agreement. The term of the ED Agreement ends on November 4, 2019. Pursuant to the ED Agreement, $79,708 was held in an escrow account by the ED as of March 31, 2016. The funds held are not available for use by us, and could be used by the ED if certain conditions are met. See Note 11 – Commitments and Contingencies for additional information. An institution that is provisionally certified by the ED must apply for and receive approval from the ED for any substantial change, before the institution can award, disburse or distribute Title IV Program funds based on the substantial change. Substantial changes generally include, but are not limited to:

•	the establishment of an additional location;

•	an increase in the level of academic offering beyond those listed in the institution’s Eligibility and Certification Approval Report with the ED;

•	an addition of any non-degree program or short-term training program; or

•	an addition of a degree program by a proprietary institution.

•

On October 19, 2015, we received a letter from the ED identifying additional procedures that we are required to implement as a result of the identification of certain past deficiencies. These additional procedures have resulted in the delay of our receipt of Title IV Program funds. While these additional procedures have affected the timing of our receipt of Title IV Program funds and have imposed an administrative burden on us, we do not expect them to have a significant negative effect on our overall cash flow or operations, but we cannot assure you that there will not be future delays in our institutions’ receipt of Title IV Program funds. The letter also states that we are required to provide certain additional information and reporting to the ED on a regular basis. We have implemented, and are in the process of implementing, measures to comply with the ED’s requirements. We have been submitting the additional information to the ED, and intend to continue submitting information to the ED according to the schedule specified by the ED.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, tax matters and employee-related matters, among others. See Note 11 – Commitments and Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

•	We have significant guarantee obligations under the PEAKS Guarantee and the CUSO RSA (collectively, the “RSAs”). In 2015, we made payments of approximately $30,090 under the PEAKS Guarantee, and approximately $13,093, net of $521 of recoveries owed to us that we offset against amounts that we owed to the CUSO, related to the CUSO RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $11,200 in 2016 and approximately $600 in 2017. In addition, based upon various assumptions, including the historical and projected performance and collections of the private education loans under the CUSO Program, we believe that we will make payments under the CUSO RSA, net of recoveries, of approximately $16,200 in 2016 and $12,000 in 2017. See Note 8 – Debt and Note 11 – Commitments and Contingencies for a further discussion of the RSAs and estimated payment amounts.

•	We have principal payments due under the Financing Agreement of $50,505 during the period April 1, 2016 through December 31, 2016.

•	We had negative working capital as of March 31, 2016, December 31, 2015 and March 31, 2015.

•	On April 20, 2016, the accrediting agency which accredits our ITT Technical Institute institutions informed us that, based on its review, the ITT Technical Institutes have not demonstrated compliance with certain accreditation standards. As a result, we must show cause why the ITT Technical Institutes’ accreditation should not be withdrawn by suspension or otherwise conditioned. We believe that the ITT Technical Institutes are in compliance with all accreditation standards, however, if the ITT Technical Institutes ultimately were to lose their accreditation, they would lose their eligibility to participate in Title IV Programs, in which case we likely would not be able to continue to operate our business.

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

Forward-Looking Statements

All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially from those expressed in our forward-looking statements are the following:

•	the impact of adverse actions by the ED related to certain deficiencies, lawsuits against us and our failure to submit our 2013 audited financial statements and 2013 compliance audits to it by the due date;

•	the impact of our consolidation of variable interest entities on us and the regulations, requirements and obligations that we are subject to;

•	our inability to obtain any required amendments or waivers of noncompliance with covenants under the Financing Agreement;

•	the impact of any adverse actions taken against us due to our failure to comply with the extensive education laws and regulations and accreditation standards that we are subject to;

•	our inability to remediate material weaknesses, or the discovery of additional material weaknesses, in our internal control over financial reporting;

•	our exposure under our guarantees related to private education loan programs;

•	the outcome of litigation, investigations and claims against us;

•	issues related to the restatement of our financial statements for the first three quarters of each of 2014 and 2015, and for the 2014 fiscal year;

•	the effects of the cross-default provisions in the Financing Agreement;

•	changes in federal and state governmental laws and regulations with respect to education and accreditation standards, or the interpretation or enforcement of those laws and regulations, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•	business conditions in the postsecondary education industry and in the general economy;

•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our campuses;

•	our ability to implement our growth strategies;

•	our ability to retain or attract qualified employees to execute our business and growth strategies;

•	our failure to maintain or renew required federal or state authorizations or accreditations of our campuses or programs of study;

•	receptivity of students and employers to our existing program offerings and new curricula;

•	our ability to repay moneys we have borrowed; and

•	our ability to collect internally funded financing from our students.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our 2015 Form 10-K and in Part II, Item 1A.“Risk Factors” in this report. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our 2015 Form 10-K filed with the SEC for a discussion of, among other matters, the following items:

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

These events and factors are described further in the management’s discussion and analysis of financial condition and results of operations section and in the Notes to Consolidated Financial Statements contained in the 2015 Form 10-K.

In the three months ended March 31, 2016:

•	we made payments aggregating $12.4 million under the PEAKS Guarantee and the CUSO RSA;

•	we made principal, interest and fee payments aggregating $20.9 million under the Financing Agreement; and

•	our new student enrollment decreased 16.4% compared to the three months ended March 31, 2015.

We continue to have significant cash payment obligations in connection with the PEAKS Program and the CUSO Program. Based on various assumptions, including the historical and projected performance and collection of the Private Education Loans, we believe that future payments related to the PEAKS Program and the CUSO Program may be made:

•	by us, under the PEAKS Guarantee and the CUSO RSA;

•	by borrowers or others, pursuant to the terms of the private education loans made under the PEAKS Program and the CUSO Program; and

•	in total,

as set forth in the following table:

	Estimated Payments from ITT/ESI					Estimated Payments from Private Education Loans				Total Payments
	PEAKS Program		CUSO Program		Total	PEAKS Program		CUSO Program	Total	PEAKS Program	CUSO Program	Total
						(In millions)
1/1-3/31/16 (1)	$4.5		$7.9		$12.4	$3.5		$2.8	$6.3	$8.0	$10.7	$18.7
4/1-12/31/16	6.7		8.3		15.0	9.0		5.4	14.4	15.7	13.7	29.4
2017	0.6		12.0		12.6	10.6		5.7	16.3	11.2	17.7	28.9
2018	0.0		13.0		13.0	10.5		4.9	15.4	10.5	17.9	28.4
2019 and later	10.3	(2)	95.0	(3)	105.3	10.5	(4)	49.4	59.9	20.8	144.4	165.2

Total	$22.1		$136.2		$158.3	$44.1		$68.2	$112.3	$66.2	$204.4	$270.6

(1)	Amounts in this row represent actual amounts paid in the three months ended March 31, 2016.
(2)	We believe that this amount will be paid by us in 2020.
(3)	We believe that this amount will be paid by us in approximately equal portions in each of 2019 through 2025.
(4)	We believe that this amount will be paid in 2019. After 2019, the PEAKS Trust will continue to collect on PEAKS Trust Student Loans that remain in repayment and collect recoveries on PEAKS Trust Student Loans that have been charged off. The only obligation of the PEAKS Trust, at that time, will be the repayment of the fees and expenses of the PEAKS Trust.

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

The estimated amount of future payments under the CUSO RSA assumes that an offset that we made in 2013 of certain payment obligations under the CUSO RSA against the CUSO’s obligations owed to us under the Revolving Note will not be determined to have been improper. See Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for a further discussion of that Offset. In the event that Offset is determined to be improper, we may be required to pay the CUSO approximately $10.4 million, net of approximately $1.0 million of recoveries from charged-off loans, which would be in addition to the estimated payment amounts set forth above.

We also have debt service and principal repayment obligations under the Financing Agreement. We estimate that in 2016, the amount of those cash payment obligations will be approximately $74.5 million. In the event of a default by us under the Financing Agreement, the lenders could declare the full amount of the Term Loans then outstanding to be immediately due and payable in full. Our obligations under the Financing Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets, including a mortgage on all of our and our subsidiaries’ owned real estate. The covenants under the Financing Agreement could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and/or to make certain payments under the RSAs.

Continued enrollment declines and/or increases in use of institutional scholarships and awards would have a negative impact on our revenue, cash flows and financial condition.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our CUSO RSA and PEAKS Guarantee payments, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the CUSO RSA and PEAKS Guarantee or repay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. Our projections, however, are estimates, which are based on numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties. See Note 12 – Risks and Uncertainties of the Notes to Condensed Consolidated Financial Statements, Part I, Item 1A, “Risk Factors” in the 2015 Form 10-K and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a further discussion of those risks and uncertainties.

Consolidations and Core Operations

Our consolidated financial statements as of and for the three months ended March 31, 2016 include the results of operations, financial condition and cash flows of the CUSO and the PEAKS Trust, two variable interest entities that we were required to consolidate in our consolidated financial statements. Beginning on September 30, 2014, our consolidated financial statements include the CUSO, and beginning on February 28, 2013, our consolidated financial statements include the PEAKS Trust.

We included the CUSO in our consolidated financial statements beginning on September 30, 2014, because we were considered to have the power to direct the activities that most significantly impact the economic performance of the CUSO under ASC 810 on that date. In accordance with ASC 810, we included the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013, because we determined that was the first date that we had the power to direct the activities of the PEAKS Trust that most significantly impact the economic performance of the PEAKS Trust. See Note 5 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements. We do not, however, actively manage the operations of the CUSO or the PEAKS Trust, and the assets of the consolidated CUSO and the consolidated PEAKS Trust can only be used to satisfy the obligations of the CUSO and the PEAKS Trust, respectively. Our obligations under the CUSO RSA remain in effect, until all CUSO Student Loans are paid in full. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. See Note 8 – Debt and Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Unless otherwise noted, the information in this management’s discussion and analysis of financial condition and results of operations is presented and discussed on a consolidated basis, including the CUSO and the PEAKS Trust as of and following the applicable consolidation dates. Certain information is also provided, however, regarding our results of operations on a basis that excludes the impact of the CUSO and the PEAKS Trust. We identify and describe our education programs and education-related services on this basis as our core operations (“Core Operations”). The presentation of the Core Operations financial measures differs from the presentation of our condensed consolidated financial measures determined in accordance with GAAP. Our management believes that the Core Operations information provides useful information to investors, because it:

•	allows more meaningful information about our ongoing operating results;

•	helps in performing trend analyses and identifying trends that may otherwise be masked or distorted by items that are not part of the Core Operations; and

•	provides a higher degree of transparency of our core results of operations.

The following tables set forth selected data from our Statements of Operations for the three months ended March 31, 2016 and 2015 for:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the CUSO on a stand-alone basis; and

•	the Core Operations, the CUSO and the PEAKS Trust consolidated in accordance with GAAP.

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

	Three Months Ended March 31, 2016
	Core Operations	PEAKS Trust	CUSO	GAAP Consolidated
	(In Thousands)
Statement of Operations Data:
Revenue	$188,415	$2,002	$1,082	$191,499
Costs and expenses:
Cost of educational services	92,631	0	0	92,631
Student services and administrative expenses	77,044	495	360	77,899
Legal and professional fees related to certain lawsuits, investigations and accounting matters	4,871	0	0	4,871
Provision for private education loan losses	0	1,483	395	1,878

Total costs and expenses	174,546	1,978	755	177,279

Operating income	13,869	24	327	14,220
Interest income	68	0	0	68
Interest (expense)	(2,174)	(1,758)	(3,167)	(7,099)

Income (loss) before provision for income taxes	$11,763	$(1,734)	$(2,840)	$7,189

	Three Months Ended March 31, 2015
	Core Operations	PEAKS Trust	CUSO	GAAP Consolidated
	(In Thousands)
Statement of Operations Data:
Revenue	$226,498	$2,413	$1,064	$229,975
Costs and expenses:
Cost of educational services	103,553	0	0	103,553
Student services and administrative expenses	89,315	541	396	90,252
Legal and professional fees related to certain lawsuits, investigations and accounting matters	7,286	0	0	7,286
Provision for private education loan losses	0	803	441	1,244

Total costs and expenses	200,154	1,344	837	202,335

Operating income	26,344	1,069	227	27,640
Interest income	13	0	0	13
Interest (expense)	(3,488)	(3,259)	(3,641)	(10,388)

Income (loss) before provision for income taxes	$22,869	$(2,190)	$(3,414)	$17,265

Following the applicable Consolidation, our revenue consists of:

•	revenue from the Core Operations, primarily from tuition, tool kit sales and student fees;

•	student loan interest income on the Private Education Loans, which is the accretion of the accretable yield on the Private Education Loans; and

•	administrative fees earned by the CUSO.

Following the applicable Consolidation, our student services and administrative expenses are comprised of:

•	expenses related to the Core Operations, including marketing expenses, an expense for uncollectible accounts and administrative expenses incurred primarily at our corporate headquarters; and

•	expenses incurred by the PEAKS Trust and the CUSO, primarily related to fees for servicing the Private Education Loans and various other administrative fees and expenses of the PEAKS Trust and the CUSO.

Following the applicable Consolidation, our provision for private education loan losses in a reporting period represents the increase in the allowance for loan losses that occurred during that period, offset by recoveries from private education loans that were charged off prior to the applicable Consolidation. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the Private Education Loans, discounted by the loan pool’s effective interest rate as of March 31, 2016 or 2015, as applicable.

Following the applicable Consolidation, our interest expense includes:

•	interest expense from matters related to the Core Operations, primarily the interest expense on the outstanding balance under the Financing Agreement;

•	interest expense on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt; and

•	interest expense on the CUSO Secured Borrowing Obligation, which includes the amount of interest expense on the CUSO Student Loans that is accrued for payment to the owners of the CUSO and the accretion of the discount of the adjustment associated with accounting for the CUSO Secured Borrowing Obligation at fair value upon the CUSO Consolidation.

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

The revenue and expenses of the PEAKS Trust and CUSO are presented in our Consolidated Statements of Operations following the applicable Consolidation. The cash received by the PEAKS Trust, which is derived from its revenue, however, is considered restricted and can only be used to satisfy the obligations of the PEAKS Trust. The cash received by the CUSO, which is derived from its revenue, however, is considered restricted and can only be used to satisfy the obligations of the CUSO.

Background

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of March 31, 2016, we were offering:

•	master, bachelor and associate degree programs to approximately 43,000 students at ITT Technical Institute and Daniel Webster College locations; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

As of March 31, 2016, we had 138 campus locations in 39 states. In addition, we offered one or more of our online programs to students who are located in all 50 states. All of our campus locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since 2009 under the “Daniel Webster College” name. In addition, through the CPD, we offer training programs to career advancers and other professionals.

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

Our ability to execute on this strategy is subject to extensive regulations and restrictions, as discussed further in our 2015 Form 10-K and has been impacted by declining enrollments and other factors.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates” section of our 2015 Form 10-K, filed with the SEC.

New Accounting Guidance

For a discussion of applicable new accounting guidance, see Note 2 – New Accounting Guidance and Adoption of New Accounting Guidance of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth the percentage relationship of certain statement of operations data to revenue for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Cost of educational services	48.4%	45.0%
Student services and administrative expenses	40.7%	39.2%
Legal and professional fees related to certain lawsuits, investigations and accounting matters	2.5%	3.2%
Provision for private education loan losses	1.0%	0.5%

Operating income	7.4%	12.0%
Interest (expense), net	(3.7)%	(4.5)%

Income before provision for income taxes	3.8%	7.5%

The following table sets forth our total student enrollment in education programs as of the dates indicated:

	2016			2015
Total Student Enrollment in Education Programs as of:	Total Student Enrollment in Education Programs		(Decrease) From Prior Year	Total Student Enrollment in Education Programs		(Decrease) From Prior Year
March 31	43,293	(1)	(15.4)%	51,201		(10.4)%
June 30	Not applicable		Not applicable	47,874		(13.7)%
September 30	Not applicable		Not applicable	48,231	(1)	(15.5)%
December 31	Not applicable		Not applicable	44,922	(1)	(16.3)%

(1)	Amount reflects the revised definition of a new student that was effective beginning in the quarter ended September 2015, as described below. The number of students that were not included as a result of using the revised definition of a new student was approximately 1% or less of the total student enrollment as of each of these dates.

Beginning in the three months ended September 30, 2015, we revised our definition of a new student to include any student who (1) met the previous criteria for a new student, and (2) if the student was a first-time student and was enrolled in an online degree program, continued to attend their program of study beyond the first 15 days of the program’s term (or 30 days, if the student was only enrolled in courses that are taught over a 12-week period). Our accounting policies for revenue recognition are not based on the definition of a new student and, therefore, our revenue recognition is not impacted by this revised definition. The impact of this revised definition of new student is to:

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

Total student enrollment in education programs includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in an education program at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any education program at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different education program at that campus; or

•	after having withdrawn or been terminated from an education program at that campus.

The following table sets forth our new student enrollment in education programs in the periods indicated:

	2016		2015
New Student Enrollment in Education Programs in the Three Months Ended(1):	New Student Enrollment in Education Programs	(Decrease) From Prior Year	New Student Enrollment in Education Programs	(Decrease) From Prior Year
March 31	11,788	(16.4)%	14,104	(15.8)%
June 30	Not applicable	Not applicable	12,638	(18.6)%
September 30	Not applicable	Not applicable	14,943	(18.4)%
December 31	Not applicable	Not applicable	10,478	(17.1)%

Total for the year	Not applicable	Not applicable	52,163	(17.5)%

(1)	New student enrollment for periods prior to September 30, 2015 do not reflect the revised definition of a new student that became effective in the three months ended September 30, 2015, as described above.

We believe that the 16.4% decrease in new student enrollment in education programs in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to:

•	the reduction in the number of campus locations that were recruiting new students and the revised definition of a new student, which, in aggregate, accounted for 460 basis points of the decrease;

•	a decrease in the rate at which prospective students who inquired about our education programs actually applied for enrollment in the three months ended March 31, 2016 compared to the same prior year period;

•	a decrease in the rate at which prospective students who applied for enrollment actually began attending classes in their education programs in the three months ended March 31, 2016 compared to the same prior year period;

•	greater sensitivity to the cost of postsecondary education;

•	uncertainty about the value of a postsecondary education due to the prolonged economic and labor market disruptions; and

•	the current political environment and continued negative media related to our industry.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2016	70.1%	Not applicable	Not applicable	Not applicable
2015	69.2%	68.8%	69.5%	71.4%
2014	70.2%	70.0%	69.9%	71.8%

We believe that the increase in student persistence as of March 31, 2016 compared to March 31, 2015 was primarily due to an improvement in student retention in certain programs of study in the three months ended March 31, 2016 compared to the same prior year period and, to a lesser extent, a decrease in graduates in the three months ended March 31, 2016 compared to the same prior year period.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015. Revenue decreased $38.5 million, or 16.7%, to $191.5 million in the three months ended March 31, 2016 compared to $230.0 million in the three months ended March 31, 2015. The primary factor that contributed to this decrease was a 16.3% decrease in total student enrollment as of December 31, 2015, compared to December 31, 2014.

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield of the PEAKS Trust Student Loans. Revenue of the PEAKS Trust decreased $0.4 million, or 17.0%, to $2.0 million in the three months ended March 31, 2016 compared to $2.4 million in the three months ended March 31, 2015. Revenue of the CUSO is comprised of (i) interest income on the CUSO Student Loans, which is the accretion of the accretable yield on the CUSO Student Loans, and (ii) an administrative fee paid by the CUSO Participants to the CUSO on a monthly basis (“Administrative Fee”). Revenue attributable to the interest income on the CUSO Student Loans was $0.7 million and revenue attributable to the Administrative Fee was $0.4 million in the three months ended March 31, 2016. Revenue attributable to the interest income on the CUSO Student Loans was $0.7 million and revenue attributable to the Administrative Fee was $0.4 million in the three months ended March 31, 2015.

Cost of educational services decreased $10.9 million, or 10.5%, to $92.6 million in the three months ended March 31, 2016 compared to $103.6 million in the three months ended March 31, 2015. The primary factors that contributed to this decrease were a decrease in compensation and benefits costs resulting from fewer employees and decreases in campus operating and occupancy costs as a result of fewer physical locations and reduced square footage.

Cost of educational services as a percentage of revenue increased 340 basis points to 48.4% in the three months ended March 31, 2016 compared to 45.0% in the three months ended March 31, 2015. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and campus operating and occupancy costs.

Student services and administrative expenses decreased $12.4 million, or 13.7%, to $77.9 million in the three months ended March 31, 2016 compared to $90.3 million in the three months ended March 31, 2015. The principal causes of this decrease were decreases in bad debt expense, compensation and benefits costs and media advertising expenses. Approximately $0.5 million of expenses of the PEAKS Trust and $0.4 million of expenses of the CUSO were included in student services and administrative expenses in the three months ended March 31, 2016 compared to $0.5 million of PEAKS Trust expenses and $0.4 million of CUSO expenses in the three months ended March 31, 2015. Those expenses primarily represented fees for servicing the Private Education Loans and various other administrative fees and expenses of the PEAKS Trust and the CUSO. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt. The amount of the fees for servicing the CUSO Student Loans is based on the number of loans that have not defaulted and the payment status of the loans, and the amount of the other administrative fees and expenses are based on the terms of the agreements for administrative services provided to the CUSO by third parties.

Student services and administrative expenses increased to 40.7% of revenue in the three months ended March 31, 2016 compared to 39.2% of revenue in the three months ended March 31, 2015. The principal cause of this increase was a decline in revenue, which was partially offset by decreases in bad debt expense, compensation and benefit costs and media advertising expenses. Bad debt expense as a percentage of revenue decreased to 3.8% in the three months ended March 31, 2016 compared to 5.3% in the three months ended March 31, 2015, primarily as a result of a reduction in internal student financing from the utilization of the Opportunity Scholarship and other institutional scholarships and awards.

Legal and professional fees related to certain lawsuits, investigations and accounting matters decreased $2.4 million, or 33.1%, to $4.9 million in the three months ended March 31, 2016 compared to $7.3 million in the three months ended March 31, 2015. In the three months ended March 31, 2016, these expenses related primarily to legal and professional fees associated with:

•	the SEC Litigation;

•	the Massachusetts Litigation;

•	the CFPB Litigation; and

•	the New Mexico Litigation.

In the three months ended March 31, 2015, these expenses related primarily to:

•	the securities class action and shareholder derivative lawsuits filed against us;

•	the investigation of us by various states Attorneys General;

•	certain accounting matters; and

•	the CFPB Litigation.

See Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

In the three months ended March 31, 2016, we recorded a provision for private education loan losses of $1.9 million compared to $1.2 million in the three months ended March 31, 2015. The provision for private education loan losses represented the increase in the allowance for loan losses on the Private Education Loans that occurred during the respective period, partially offset by recoveries received from private education loans that were charged off prior to the CUSO Consolidation. See Note 6 – Private Education Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses.

Operating income decreased $13.4 million, or 48.6%, to $14.2 million in the three months ended March 31, 2016 compared to $27.6 million in the three months ended March 31, 2015, primarily as a result of the impact of the factors discussed above in connection with:

•	revenue;

•	cost of educational services;

•	student services and administrative expenses;

•	legal and professional fees related to certain lawsuits, investigations and accounting matters; and

•	the provision for private education loan losses.

Our operating margin decreased to 7.4% in the three months ended March 31, 2016 compared to 12.0% in the three months ended March 31, 2015, primarily as a result of the impact of the factors discussed above.

Interest income was less than $0.1 million in the three months ended March 31, 2016 and March 31, 2015. Interest expense decreased $3.3 million, or 31.7%, to $7.1 million in the three months ended March 31, 2016 compared to $10.4 million in the three months ended March 31, 2015, primarily due to:

•	a decrease of $1.5 million of interest expense on the PEAKS Senior Debt due to a decrease in the accretion of debt discount and a decrease in the contractual interest obligation resulting from lower outstanding principal balances in the three months ended March 31, 2016 compared to the three months ended March 31, 2015;

•	a decrease of $1.2 million of interest expense related to the Financing Agreement primarily due to lower outstanding borrowings in the three months ended March 31, 2016 compared to the three months ended March 31, 2015; and

•	a decrease of $0.5 million of interest expense related to the CUSO Secured Borrowing Obligation primarily due to a decrease in the amount of the CUSO Secured Borrowing Obligation in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

See Note 8 – Debt of the Notes to Condensed Consolidated Financial Statements, for further information about interest expense and effective interest rates under the Financing Agreement and Amended Credit Agreement.

Our combined federal and state effective income tax rate was 42.9% in the three months ended March 31, 2016 compared to 39.5% in the three months ended March 31, 2015. The effective income tax rate was higher in the three months ended March 31, 2016, primarily due to lower pre-tax income compared to the three months ended March 31, 2015, while the amount of interest recorded for unrecognized tax benefits remained approximately the same between the two periods.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $108.7 million as of March 31, 2016 compared to $130.9 million as of December 31, 2015 and $146.0 million as of March 31, 2015.

The $22.2 million decrease in cash and cash equivalents as of March 31, 2016 compared to December 31, 2015, was primarily due to repayments of principal totaling approximately:

•	$7.0 million related to the PEAKS Senior Debt;

•	$7.6 million related to the CUSO Secured Borrowing Obligation; and

•	$19.2 million under the Financing Agreement.

The decrease in cash and cash equivalents as of March 31, 2016 compared to December 31, 2015 was partially offset by net cash flows generated from operating activities of $12.3 million.

The $37.3 million decrease in cash and cash equivalents as of March 31, 2016 compared to March 31, 2015 was primarily due to:

•	repayments of principal totaling approximately $45.1 million related to the PEAKS Senior Debt and the CUSO Secured Borrowing Obligation; and

•	the repayment of principal totaling $47.0 million under the Financing Agreement.

The decrease in cash and cash equivalents as of March 31, 2016 compared to March 31, 2015 was partially offset by net cash flows generated from operating activities of $55.5 million. See Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the payments we made related to private education loan programs.

On October 19, 2015, we received a letter from the ED identifying additional procedures that we are required to implement as a result of the identification of certain past deficiencies. These additional procedures have resulted in the delay of our Title IV Program funds. While these additional procedures have affected the timing of our receipt of Title IV Program funds and have imposed an administrative burden on us, we do not expect them to have a significant negative effect on our overall cash flow or operations, but we cannot assure you that there will not be future delays in our institutions’ receipt of Title IV Program funds. The letter also states that we are required to provide certain additional information and reporting to the ED on a regular basis. We have implemented, and are in the process of implementing, measures to comply with the ED’s requirements. We have been submitting the additional information to the ED, and intend to continue submitting information to the ED according to the schedule specified by the ED.

As of March 31, 2016, approximately $82.6 million was held as cash collateral or escrowed funds for our obligations to the ED, an insurance carrier and one letter of credit to a state regulatory agency, compared to $82.5 million as of December 31, 2015. We deposited an additional $0.6 million of cash collateral for our insurance obligations in January 2016. As of March 31, 2015, approximately $89.3 million was held as cash collateral for our obligations under letters of credit to the ED, an insurance carrier and a state regulatory agency. As a result of replacing the letters of credit to the ED and our insurance carrier with escrowed funds and cash collateral in December 2015, we reduced the amount of funds held by third parties related to these matters by approximately $7.3 million. The amount of cash collateral and escrowed funds are reflected in the line item Collateral deposits on our Condensed Consolidated Balance Sheets. These funds are not available for use by us, and could be used by the third parties to satisfy our obligations if certain conditions are met. The fact that a significant amount of our cash is held by third parties could also negatively affect our ability to satisfy the financial metrics of the ED, SAs and ACs to which we are subject.

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of March 31, 2016, December 31, 2015 and March 31, 2015, the total amount of this collateral was approximately $8.6 million, and was included in the line item Collateral deposits on our Condensed Consolidated Balance Sheets. The funds held as cash collateral related to the CUSO RSA are not available for use by us, and could be withdrawn by the CUSO, in which case we would be required to deposit that amount of cash in the account to maintain the required level of collateral. The CUSO has notified us that it has taken control of the restricted account containing the cash collateral, as described further in Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Restricted cash of $5.5 million as of March 31, 2016 included approximately $1.8 million of funds held by the PEAKS Trust and $3.2 million of funds held by the CUSO. As of December 31, 2015, restricted cash of $6.0 million included approximately $1.5 million of funds held by the PEAKS Trust and $4.0 million of funds held by the CUSO. Restricted cash of $6.3 million as of March 31, 2015 included approximately $1.7 million of funds held by the PEAKS Trust and $2.8 million of funds held by the CUSO. Although the funds held by the PEAKS Trust and the CUSO are included on our Condensed Consolidated Balance Sheets, those funds can only be used to satisfy the obligations of the PEAKS Trust and the CUSO, as applicable. See Note 5 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Trust and CUSO.

Our Condensed Consolidated Balance Sheets as of March 31, 2016, December 31, 2015 and March 31, 2015 included the assets and liabilities of the PEAKS Trust and the CUSO. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust and the assets of the CUSO can only be used to satisfy the obligations of the CUSO.

The PEAKS Trust’s ability to satisfy its obligations is based on payments received from borrowers on the PEAKS Trust Student Loans and collections on the PEAKS Trust Student Loans that have defaulted. To the extent that those payments and collections from borrowers on the PEAKS Trust Student Loans are not sufficient to satisfy the obligations of the PEAKS Trust, including the PEAKS Senior Debt, we are required to make payments under the PEAKS Guarantee. Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt. Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. We believe that we will make payments in 2016 of approximately $11.2 million under the PEAKS Guarantee. In the three months ended March 31, 2016, we made payments of $4.5 million under the PEAKS Guarantee.

We also have significant payment obligations under the CUSO RSA. Under the CUSO RSA, we guarantee the repayment of any CUSO Student Loans that are charged off above a certain percentage of the CUSO Student Loans made under the CUSO Program based on the annual dollar volume. Our obligations under the CUSO RSA remain in effect until all CUSO Student Loans are paid in full. We believe that we will make payments in 2016 of approximately $16.2 million, net of $1.8 million of recoveries estimated to be owed to us, under the CUSO RSA. In the three months ended March 31, 2016, we made payments of $7.9 million, net of $1.1 million of recoveries owed to us, under the CUSO RSA. This included a payment of $5.3 million, net of $0.8 million of recoveries, which was the amount that was due under the CUSO RSA from June 8, 2015 through December 31, 2015 and deferred to January 2016 pursuant to the Sixth Amendment to CUSO RSA.

We expect to make significant payments after 2016 under the RSAs. For a detailed description of our obligations under the PEAKS Guarantee and the CUSO RSA, the amounts that we estimate we may have to pay pursuant to those obligations in the future and certain disputes and other matters relating to the RSAs, see Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

We also expect to make principal, interest and fee payments aggregating approximately $74.5 million in 2016 under the Financing Agreement. In the three months ended March 31, 2016, we made payments of principal, interest and fees of $20.9 million under the Financing Agreement. See Note 8 – Debt of the Notes to Condensed Consolidated Financial Statements, for additional information regarding the Financing Agreement.

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

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. The line item Other assets on our Condensed Consolidated Balance Sheet as of March 31, 2016 included an asset of $30.2 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, compared to $30.0 million as of March 31, 2015. As of March 31, 2016, the line item Other liabilities on our Condensed Consolidated Balance Sheet included a liability of $0.2 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, compared to a liability of $0.3 million as of March 31, 2015. We do not expect to make any significant contributions to either the ESI Pension Plan or ESI Excess Pension Plan in 2016.

Student Financing Update. During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. Beginning with the June 2013 academic quarter, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. We believe that the Opportunity Scholarship has and will continue to reduce our students’ need and use of private education loans.

In addition, the utilization of the Opportunity Scholarship has significantly decreased the need for us to provide internal student financing to our students. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit to our students and is included in Accounts receivable, net on our Condensed Consolidated Balance Sheets.

As an institutional scholarship, our revenue is reduced by the amount of the Opportunity Scholarship awarded. In addition, no cash payments are received and students will not be obligated to make payments to us of the amounts awarded under the Opportunity Scholarship and, therefore, the accounts receivable from students to us decreased beginning in 2013, as we began awarding the Opportunity Scholarship at all of our ITT Technical Institute campuses. In the three months ended March 31, 2016, the amount of institutional scholarships and awards provided to our students decreased $9.1 million compared to the three months ended March 31, 2015, primarily due to a decrease in student enrollment.

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

Operations. Net cash generated from operating activities was $12.3 million in the three months ended March 31, 2016 compared to $33.5 million in the three months ended March 31, 2015. The $21.2 million decrease in net cash flows from operating activities was primarily due to lower net cash receipts due to lower student enrollments in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Accounts receivable less allowance for doubtful accounts was $47.1 million as of March 31, 2016 compared to $46.2 million as of March 31, 2015. Days sales outstanding increased 4.3 days to 22.4 days at March 31, 2016 compared to 18.1 days at March 31, 2015. Our accounts receivable balance increased as of March 31, 2016, primarily due to the delay in the receipt of the Title IV funds following our implementation of additional procedures required by the ED in October 2015, which was partially offset by a decrease in total student enrollment. Days sales outstanding increased at March 31, 2016 compared to March 31, 2015, primarily due to the delay in the receipt of Title IV funds.

Investing. Capital expenditures, including expenditures for facility renovation, expansion and construction totaled $0.7 million in the three months ended March 31, 2016 compared to $0.9 million in the three months ended March 31, 2015. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements.

Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. On December 4, 2014, we and certain of our subsidiaries entered into the Financing Agreement. Under the Financing Agreement, we received an aggregate principal amount of $100.0 million under the Term Loans. The outstanding principal balance under the Financing Agreement as of March 31, 2016 was $50.5 million. In the three months ended March 31, 2016, we made principal payments pursuant to the Financing Agreement in the aggregate amount of $19.2 million as compared to $2.5 million in the three months ended March 31, 2015. See Note 8 – Debt of the Notes to Condensed Consolidated Financial Statements, for additional information regarding the Financing Agreement.

In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase student loans from the lender. Beginning on February 28, 2013, we consolidated the PEAKS Trust in our consolidated financial statements. As a result, among other things, the PEAKS Senior Debt is recorded on our consolidated balance sheets following that date. As of March 31, 2016, the outstanding principal balance under the PEAKS Senior Debt was $50.1 million. In the three months ended March 31, 2016, the aggregate amount of principal payments on the PEAKS Senior Debt was $7.0 million, compared to $15.6 million in the three months ended March 31, 2015. See Note 5 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Consolidation. See Note 8 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt.

Beginning on September 30, 2014, we consolidated the CUSO in our consolidated financial statements. As a result, among other things, the CUSO Secured Borrowing Obligation is recorded on our consolidated balance sheets following that date. As of March 31, 2016, the outstanding balance of the CUSO Secured Borrowing Obligation was $107.8 million. In the three months ended March 31, 2016, the aggregate amount of payments on the CUSO Secured Borrowing Obligation was $7.6 million, compared to $4.0 million in the three months ended March 31, 2015. See Note 5 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the CUSO Consolidation and CUSO Secured Borrowing Obligation.

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

Contractual Obligations and Other Commitments

The following table sets forth the specified contractual obligations and other commitments as of March 31, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$135,967	$37,497	$62,825	$30,823	$4,822
Term Loans(a)	53,571	53,571	0	0	0
PEAKS Senior Debt(b)	58,190	18,779	21,000	18,411	0
CUSO Secured Borrowing Obligation(c)	193,654	18,065	35,648	35,270	104,671

Total	$441,382	$127,912	$119,473	$84,504	$109,493

(a)	The Term Loans are our borrowings under the Financing Agreement. The amounts shown consist of the required quarterly principal payment amounts and quarterly administrative fees, as well as the required monthly interest payment amounts. Interest payment amounts have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of March 31, 2016. See Note 8 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Financing Agreement.
(b)

The PEAKS Senior Debt represents the senior debt issued by the PEAKS Trust. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Condensed Consolidated Balance Sheet as of March 31, 2016. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of March 31, 2016 for the PEAKS Guarantee, because this liability was eliminated upon the PEAKS Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed in Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of March 31, 2016. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 5– Variable Interest Entities, Note 8 – Debt and Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
(c)	The CUSO Secured Borrowing Obligation represents the estimated amount owed by the CUSO to the CUSO Participants related to their participation interests in the CUSO Student Loans, which amount is expected to be paid to the CUSO Participants by the CUSO from payments received by the CUSO related to the CUSO Student Loans, whether from the borrower or from us under the CUSO RSA. Beginning on September 30, 2014, the CUSO was consolidated in our consolidated financial statements, and the CUSO Secured Borrowing Obligation was included on our Condensed Consolidated Balance Sheet as of March 31, 2016. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of March 31, 2016 for the CUSO RSA, because this liability was eliminated upon the CUSO Consolidation. The amounts shown in the table represent our estimate of the amount of the payments to be made to the CUSO Participants in the periods indicated. In order to estimate these payments, we made certain assumptions regarding the timing and amount of the repayment of the CUSO Student Loans and, therefore, are subject to change. See Note 5 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the CUSO Secured Borrowing Obligation.

The table above does not reflect unrecognized tax benefits of $27.8 million and accrued interest related to unrecognized tax benefits of $6.8 million, because we cannot reasonably predict the timing of the resolution of the related tax positions. We may resolve certain federal and state income tax matters presently under examination within the 12 months immediately following the date of this filing. As of March 31, 2016, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $11.1 million, and that we could pay approximately $4.2 million, in each case in the 12 months immediately following the date of this filing due to the resolution of those matters.

Off-Balance Sheet Arrangements

As of March 31, 2016, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next eight years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2016, the total face amount of those surety bonds was approximately $22.3 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities and guarantee obligations. Our primary interest rate risk exposure results from changes in short-term interest rates, the LIBOR and the U.S. prime rate.

Changes in the LIBOR would affect the borrowing costs associated with the Financing Agreement and PEAKS Senior Debt. Changes in the U.S. prime rate would affect the interest cost of the Private Education Loans. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR or U.S. prime rate. If such a hypothetical increase in the LIBOR or U.S. prime rate were to occur, the effect on our results from operations and cash flows would not have been material for the three months ended March 31, 2016.

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

At the time that our 2015 Form 10-K was filed on March 15, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of December 31, 2015, because of material weaknesses (the “2015 Material Weakness”) in our internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, described below. We have also conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of March 31, 2016. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because the 2015 Material Weaknesses in our ICFR had not been fully remediated as of March 31, 2016, our DCP were not effective at the reasonable assurance level as of March 31, 2016.

Notwithstanding the 2015 Material Weakness, our management concluded, based on work performed during the quarter ended March 31, 2016 that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this report.

2015 Material Weakness in Internal Control over Financial Reporting

As discussed in our 2015 Form 10-K, our management concluded that we did not maintain effective ICFR as of December 31, 2015, related to a deficiency in the design and operation of a review control over the financial close and reporting process specific to the PEAKS Senior Debt balances reported in the financial statements, including:

•	appropriate reconciliation of the reported amounts and related amortization of the discount recorded against the PEAKS Senior Debt balance; and

•	adequacy of the depth, sufficiency and number of resources with the technical expertise available in our accounting and finance group to appropriately identify, research, analyze and conclude upon the accounting treatment.

Our management determined that this 2015 Material Weakness could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. As a result, our management determined that this deficiency constituted a material weakness in our ICFR as of December 31, 2015. See “Management’s Plan for Remediation of the 2015 Material Weakness”, below.

Management’s Plan for Remediation of the 2015 Material Weakness

Our management and Board of Directors are committed to the remediation of the 2015 Material Weakness, as well as the continued improvement of our overall system of ICFR. We are in the process of implementing measures to remediate the underlying causes of the control deficiency that gave rise to the 2015 Material Weakness, which primarily include engaging additional and supplemental internal and external resources.

We believe these measures will remediate the control deficiency. While we have completed some of these measures as of the date of this report, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary to determine whether the 2015 Material Weakness has been remediated. Therefore, the 2015 Material Weaknesses has not been remediated as of the date of this report. As we continue to evaluate and work to remediate the control deficiency that gave rise to the 2015 Material Weakness, we may determine that additional measures are required to address the control deficiency.

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent improvements in our ICFR when they are fully implemented. Certain remediation steps, however, have not been implemented or have not had sufficient time to be fully integrated in the operations of our ICFR. As a result, the identified 2015 Material Weakness will not be considered remediated until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the control environment is operating effectively. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our ICFR and DCP.

As we continue to evaluate and work to remediate the 2015 Material Weakness and enhance our ICFR and DCP, we may determine that we need to modify or otherwise adjust the remediation measures described above. As a result, we cannot assure you that our remediation efforts will be successful or that our ICFR or DCP will be effective as a result of those efforts.

Changes in Internal Control over Financial Reporting

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 and concluded that there were no changes in our ICFR that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements, employee-related matters, and taxes, among others. We cannot assure you of the ultimate outcome of any litigation or investigations involving us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected campuses to additional regulatory scrutiny.

See Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, and the discussions under the sub-headings “Litigation” and “Government Investigations,” for information regarding certain lawsuits and investigations affecting us, which information is incorporated herein by reference.

Item 1A.	Risk Factors.

You should carefully consider the risks and uncertainties we describe in this report and our 2015 Form 10-K before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Except as set forth below, there have been no other material changes to the risk factors discussed in our 2015 Form 10-K.

If the ED determines that borrowers of federal student loans who attended our institutions have a defense to repayment of their federal student loans based on a state law claim against any of our institutions, our institutions’ repayment liability to the ED could have a material adverse effect on our financial condition, results of operations and cash flows. In addition to other authority, the ED’s current regulations provide borrowers of loans under the William D. Ford Federal Direct Loan (the “FDL”) program a defense against an attempt to collect their FDL program loans based on any act or omission of the school attended by the student that would give rise to a cause of action under applicable state law. In the event the borrower asserts this defense, and the borrower’s defense against repayment is successful, the ED will discharge all or part of the student’s obligation to repay the loan, and may proceed to require the student’s school to repay the amount of the loan to which the defense applies. The theory behind this regulation is that students who were victims of fraud should not be required to repay their FDL program loans and that the responsible institution should be accountable for loans forgiven by the ED based on the ED’s determination that there is a valid defense to repayment.

In June 2015, the ED issued a fact sheet, announcing steps it would be taking to support efforts by borrowers to secure discharge of their FDL program loans under the borrower defense regulations. Among those steps, the ED indicated that it would be appointing a Special Master to oversee borrower defense issues and to create a streamlined process for discharge applications, and that it would be revisiting the borrower defense regulations for the purpose of creating a better system for debt relief. In announcing these actions, the ED also stated that its authority under the law extends to all institutions.

In October 2015, the ED published a notice in the Federal Register announcing its intent to appoint a negotiated rulemaking committee to address various issues relating to loans made under the FDL program, including: (1) the procedures to be used for a borrower to establish a defense to repayment; (2) the criteria for the ED to use to identify acts or omissions of an institution that constitute defenses to repayment of FDL program loans, including the creation of a federal standard; (3) the standards and procedures for the ED to use to determine the liability of the institution for amounts based on borrower defenses; (4) the effect of borrower defenses on institutional capability assessments; and (5) other loan discharges.

The ED appointed a negotiated rulemaking committee, which met for nine days beginning in January 2016 and ending in March 2016, and which discussed a broad scope of topics. During the negotiated rulemaking committee meetings, the ED:

•	supported permitting borrowers to seek discharge of their FDL program loans based on acts or omissions of their school that violated new federal standards tied to contested judgments against the institution under state or federal law, substantial misrepresentation by the institution, or an institution’s breach of its contract with a student, thereby obviating the need for the ED to determine whether there was a cause of action against the school under the applicable state law;

•	supported the concept of allowing the grouping of individual borrowers into larger groups for the purpose of a broad group loan discharge, even if the individual borrowers had not applied for a borrower defense loan discharge; the ED could take this approach using its own discretion or pursuant to a request from another governmental entity or consumer legal advocacy group;

•

advocated for revisions to the ED’s existing financial responsibility requirements that would create a requirement for automatic, and cumulative, minimum 10% letters of credit triggered by a variety of circumstances, including if the institution was subject to repayment to the ED for material losses from borrower defense claims, was sued by or subject to a material liability to a state or federal agency, was subject to negative action by its accrediting commission, had violated a loan agreement, had failed to make timely filings with the SEC, or had potential or existing violations of the ED regulations relating to gainful employment, cohort default rates or the 90/10 Rule; and

•	supported the substantial limitation of pre-dispute arbitration provisions in student enrollment agreements, including a complete ban on class action arbitration.

The negotiated rulemaking committee did not reach consensus on proposed regulations, resulting in the ED having the authority to draft proposed regulations as it sees fit in its sole discretion. Such proposed regulations would have to be published in the Federal Register for public comment, before the ED could issue new final regulations. In accordance with the rulemaking calendar specified in the HEA, any final regulations would have to be published by November 1, 2016, in order to become effective July 1, 2017, the earliest date that new regulations could take effect. The ED has indicated that should new federal standards be created, they would only be applicable where the contested loan was first disbursed on or after July 1, 2017.

If the ED determines that borrowers of FDL program loans who attended our institutions have a defense to repayment of their FDL program loans based on acts or omissions of any of our institutions, the repayment liability to the ED could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, cumulative letters of credit, at 10% of the amount of Title IV Program funds received by the institution during the most recently completed award year, could have a material adverse effect on our financial condition, results of operations and cash flows.

The failure of the ITT Technical Institutes to meet the accreditation requirements of the Accrediting Council for Independent Colleges and Schools (the “ACICS”) could result in their loss of eligibility to participate in Title IV Programs, in which case we likely would not be able to continue to operate our business. On April 20, 2016, the ACICS informed the ITT Technical Institutes that, based on its review, the ACICS determined that the ITT Technical Institutes have not demonstrated compliance with ACICS’ Accreditation Criteria. As a result, the ACICS directed the ITT Technical Institutes to show cause at ACICS’ August 2016 meeting why the ITT Technical Institutes’ accreditation should not be withdrawn by suspension or otherwise conditioned. ACICS stated that the nature of certain adverse information since 2014 regarding certain financial and regulatory matters confronting the ITT Technical Institutes, including being placed on the Heightened Cash Monitoring I method of payment, investigations by certain state Attorneys General, pending litigation with the Consumer Financial Protection Bureau and the Securities and Exchange Commission, and our responses to ACICS requests for information, call into question the institutions’ administrative capacity, organizational integrity, financial viability and ability to serve students in a manner that complies with ACICS standards. The ITT Technical Institutes also are required to submit specified information responding to these concerns by June 15, 2016.

If ACICS decides at its August 2016 meeting to continue the ITT Technical Institutes’ accreditation, ACICS will re-evaluate the accreditation for the ITT Technical Institute institution with 133 additional locations in 2017, since its current four-year grant of accreditation expires on December 31. 2017. At its December 2015 meeting, ACICS awarded the ITT Technical Institute institution with two additional locations a three-year renewal of accreditation through December 31, 2018. We do not know what action ACICS may take to re-evaluate the accreditation of the ITT Technical Institute institution with two additional locations, recognizing that its current three-year grant of accreditation was awarded approximately five months ago.

If ACICS decides at its August 2016 meeting to defer action or otherwise condition the ITT Technical Institutes’ accreditation, the ITT Technical Institutes will work diligently to address any areas of noncompliance and demonstrate appropriate corrective action for review by ACICS within the established, relevant time frame.

If ACICS decides at its August 2016 meeting that the ITT Technical Institutes’ accreditation should be withdrawn through suspension of accreditation, the ITT Technical Institutes will appeal that action under ACICS’ procedural guarantees. In this case, the ITT Technical Institutes’ accreditation would continue during the appeal process until a final decision is made. If the ITT Technical Institutes ultimately were to lose their accreditation, they would lose their eligibility to participate in Title IV Programs, in which case we likely would not be able to continue to operate our business.

Further, we cannot assure you that the ED will not impose further sanctions on us as a result of the ACICS show cause notification, or in the event that the ACICS decides to withdraw or otherwise condition the ITT Technical Institutes’ accreditation.

                If the ED ceases to approve the ACICS as a recognized accrediting agency for purposes of schools’ participation in Title IV Programs, our campuses that are accredited by the ACICS would have to become accredited by another accrediting agency recognized by the ED and if they could not do so, they would lose their eligibility to continue participating in Title IV Programs. In order to participate in Title IV Programs, an institution must be accredited by an accrediting agency recognized by the ED. All accrediting agencies that are recognized by the ED are subject to review by the ED on a periodic basis, after which time the ED can decide to renew or not to renew the agency’s recognition. The ACICS, which is the institutional accrediting agency for all of our ITT Technical Institutes (but not for Daniel Webster College), is scheduled for review by the ED in 2016. If the ED does not renew its recognition of the ACICS, all institutions that are currently accredited by the ACICS would be placed on provisional certification by the ED and would have 18 months to obtain accreditation by another accrediting agency that is recognized by the ED. If the ACICS were to lose its recognition by the ED, we cannot assure you that our campuses could obtain accreditation by another recognized accrediting agency within that timeframe. If the timeframe were not extended and if any of our campuses could not obtain accreditation by another recognized accrediting agency, those campuses would lose their eligibility to participate in Title IV Programs and we would likely be forced to close those campuses. Closing multiple campuses would have a material adverse effect on our financial condition, results of operations and cash flows. If all or substantially all of our campuses lost their eligibility to participate in Title IV Programs, we likely would not be able to continue to operate our business.

We may be subject to sanctions, including an increase in the amount of the ED Escrowed Funds, and other limitations in order to continue our campuses’ participation in Title IV Programs, state authorization and accreditation, if we or our campuses do not meet the financial standards of the ED, SAs or accrediting commissions that accredit our institutions (“ACs”). The ED, SAs and ACs prescribe specific financial standards that an institution must satisfy to participate in Title IV Programs, operate in a state and be accredited. The ED evaluates institutions for compliance with its financial responsibility standards each year, based on the institution’s annual audited financial statements, as well as following any change of control of the institution and when the institution is reviewed for recertification by the ED. In evaluating an institution’s compliance with the financial responsibility standards, the ED may examine the financial statements of the individual institution, the institution’s parent company or any party related to the institution. Historically, the ED has evaluated the financial condition of our institutions on a consolidated basis, based on our financial statements at the parent company level.

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

•	the PEAKS Consolidation;

•	our institutions’ failure to submit their 2013 audited consolidated financial statements to the SAs by the applicable due dates; and/or

•	other factors.

As a result of these violations, our:

•	Florida SA:

•	changed the authorization to operate for each of our 11 campuses in Florida from an annual license to a provisional license, through May 19, 2016;

•	told us that it would conduct an on-site visit of each of our Florida campuses to determine the campus’ compliance with our Florida SA’s regulations;

•	told us that it would require each of our Florida campuses to correct any deficiencies noted during our Florida SA’s on-site visit of the campus;

•	required us to submit to our Florida SA any correspondence that we or any of our institutions have with the ED or the AC of our Florida campuses, within 15 days of the submission or receipt of that correspondence;

•	required each of our Florida campuses to submit a train-out plan to our Florida SA on or before September 4, 2014; and

•	required us to report to our Florida SA, at its September 2014 meeting, on the stability of our Florida campuses and any changes that may further affect our stability or operations;

•	Pennsylvania SA could:

•	place each of our seven campuses in Pennsylvania on quarterly financial reporting;

•	require each of our Pennsylvania campuses to submit to our Pennsylvania SA a teach-out plan with respect to all of the campus’ programs;

•	require each of our Pennsylvania campuses to submit to our Pennsylvania SA a business plan with respect to the campus’ operations;

•	raise the required amount of the surety bond that each of our Pennsylvania campuses are required to post for the benefit of our Pennsylvania SA; and/or

•	suspend or revoke each of our Pennsylvania campuses’ authorization to operate as an educational institution in Pennsylvania;

•	Tennessee SA could:

•	assess monetary fines against each of our five campuses in Tennessee;

•	require each of our Tennessee campuses to submit to our Tennessee SA an audit of the campus’ financial stability that is conducted in accordance with generally accepted auditing standards in the United States;

•	revoke or change each of our Tennessee campuses’ authorization to operate as an educational institution in Tennessee; and/or

•	suspend or terminate all or any portion of our Tennessee campuses’ operations in Tennessee, including, without limitation, new student enrollment, advertising and/or teaching specific programs;

•	Texas SA could:

•	assess an administrative penalty;

•	revoke our Texas campuses’ certificates of approval;

•	place conditions on our Texas campuses’ certificates of approval;

•	suspend the admission of students to our Texas campuses or programs;

•	deny program approvals for our Texas campuses;

•	deny, suspend or revoke the registration of our Texas campuses’ representatives;

•	apply for an injunction against our Texas campuses;

•	ask the attorney general to collect a civil penalty for violation of state law or regulations; and/or

•	order a peer review of our Texas campuses; and

•	West Virginia SA could:

•	raise the amount of the surety bond that our one campus in West Virginia needs is required to post for the benefit of our West Virginia SA;

•	call the surety bond that our West Virginia campus posted for the benefit of our West Virginia SA;

•	suspend, withdraw or revoke our West Virginia campus’ authorization to operate or solicit students in West Virginia;

•	change our West Virginia campus’ authorization to operate in West Virginia to a probationary authorization;

•	require our West Virginia campus to refund its students’ tuition and fees; and/or

•	take any other action against our West Virginia campus that our West Virginia SA deems appropriate.

If some or all of the sanctions described above were imposed on many of the affected campuses, those sanctions would have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our campuses’ failure to comply with the requirements for receiving veterans’ educational benefits or Department of Defense tuition assistance program funds could result in their loss of eligibility to receive such benefits and funds, which could materially and adversely affect our business. All of our campuses are approved to receive veterans’ educational program benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, as amended (collectively the “GI Bill Programs”). Effective April 8, 2016, the Massachusetts Department of Higher Education’s State Approving Agency (“MASAA”), gave notice to both of our campuses in Massachusetts, suspending their ability to enroll or certify any new students drawing veterans’ educational program benefits under the GI Bill Programs for a period of 60 days. The basis for the suspension was MASAA’s determination that the campuses did not fully comply with Title 38, U.S. Code, Section 3696. Beneficiaries of GI Bill Programs who are currently enrolled at our Massachusetts campuses are not affected by this suspension. We have been in contact with MASAA, which requested that we submit completed applications for re-approval and required supplemental materials, current recruitment and enrollment policies, and recent advertisements of Massachusetts approved programs offered at our campuses no later than June 8, 2016. We provided the requested information on or before April 29, 2016. If MASAA does not lift the suspension and/or withdraws the approval of our Massachusetts campuses to train veterans, our enrollments, results of operations and financial condition could be materially and adversely affected.

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

Further, we cannot assure you that the ED will not impose further sanctions on us as a result of the ACICS Show Cause notification, or in the event that the ACICS decides to withdraw or otherwise condition the ITT Technical Institutes’ accreditation.

The failure of Daniel Webster College (“DWC”) to meet the accreditation requirements of NEASC could result in its loss of eligibility to participate in Title IV Programs and possibly its ability to operate. DWC was subject to a notice of concern from its accrediting commission, the Commission on Institutions of Higher Education of the New England Association of Schools and Colleges (“NEASC”) with respect to DWC’s financial condition from June 2009, when we acquired DWC, until April 2011. NEASC reinstated the notice of concern with respect to DWC’s financial condition in March 2013. During 2013 and the first quarter of 2014, NEASC evaluated DWC in connection with its financial condition, but NEASC did not remove the notice of concern. In November 2014, NEASC conducted a focused evaluation visit at DWC to assess, in part, DWC’s progress in addressing the issues that led NEASC to reinstate the notice of concern in 2013. DWC responded to the visiting team’s report in February 2015, and subsequently responded to questions related to the visiting team’s report and our pending regulatory and financial matters during NEASC’s April 2015 meeting.

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

On April 13, 2016, NEASC sent a letter to DWC, notifying DWC that, among other things, DWC would be continued in its accreditation, the formal notice of concern that DWC is in danger of not meeting NEASC’s accreditation standard on Planning and Evaluation would be removed, and a formal notice of concern would be issued to DWC that it is in danger of not meeting NEASC’s accreditation standard on Organization and Governance. DWC was also directed to address progress with respect to certain matters as part of its preparation of a self-study in advance of DWC’s Fall 2016 comprehensive evaluation. If these matters are not resolved to NEASC’s satisfaction and DWC ultimately were to lose its accreditation, it would lose its eligibility to participate in Title IV Programs and possibly its ability to operate. If we could not arrange for alternative financial resources for the students attending DWC, we could be forced to close DWC, which could have a negative impact on the realizable value of DWC’s assets and could result in a material impairment charge.

New financial accounting standards are expected to result in our operating leases being recognized on the balance sheet. The FASB recently adopted new accounting rules that will require companies to capitalize substantially all leases on their balance sheets by recognizing a lessee’s rights and obligations. The new rules will be effective for our interim and annual periods beginning January 1, 2019. When the rules are effective, we will be required to account for our operating leases in the assets and liabilities sections on our balance sheet, whereas currently such leases are not recorded on our balance sheet. As a result, we expect that a significant amount of lease-related assets and liabilities will be recorded on our balance sheet and we may be required to make other changes to the recording and classification of our lease-related expenses. Though these changes will not have any direct impact on our overall financial condition, these changes are expected to increase the recorded liabilities on our balance sheet and could change the calculations of financial metrics and covenants, as well as third party financial models regarding our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2016, we did not repurchase any shares of our common stock. Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act (the “Repurchase Program”). The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of March 31, 2016. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

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
Date: April 29, 2016

	By:	/s/ Rocco F. Tarasi, III
Rocco F. Tarasi, III
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011)

10.1	Amendment No.1 to the John E. Dean Letter Agreement, dated as of March 12, 2016, by and between ITT/ESI and John E. Dean

10.2	Stipulation and Agreement of Settlement, dated January 21, 2016 (incorporated herein by reference from Exhibit 10.86 to ITT/ESI’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.3	Limited Waiver, dated as of March 10, 2016, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lender party thereto (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on March 14, 2016)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements