Form 10-Q
period 2016-06-30
ITT EDUCATIONAL SERVICES INC
filed 2016-07-29
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

23,988,384

Number of shares of Common Stock, $.01 par value, outstanding at June 30, 2016

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

June 30, 2016

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2016 and 2015 and December 31, 2015	3

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015	4

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2016 and 2015	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2016 and 2015	6

Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the six months ended June 30, 2016 and 2015 and the year ended December 31, 2015	7

Notes to Condensed Consolidated Financial Statements	8

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(unaudited)

	As of
	June 30, 2016	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$77,999	$130,897	$124,632
Restricted cash	5,408	6,015	6,936
Accounts receivable, net	49,242	48,837	45,204
Private education loans	7,807	8,480	9,379
Deferred income taxes	22,194	26,440	24,795
Prepaid expenses and other current assets	21,328	22,429	57,294

Total current assets	183,978	243,098	268,240
Property and equipment, net	134,402	142,164	150,095
Private education loans, excluding current portion, net	51,960	62,161	69,724
Deferred income taxes	68,496	71,817	67,125
Collateral deposits	91,230	91,168	97,873
Other assets	54,809	53,246	61,030

Total assets	$584,875	$663,654	$714,087

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of term loans	$34,231	$68,161	$14,546
Current portion of PEAKS Trust senior debt	12,812	20,105	23,068
Current portion of CUSO secured borrowing obligation	17,706	23,591	19,750
Accounts payable	58,427	59,753	76,476
Accrued compensation and benefits	13,105	12,425	16,535
Other current liabilities	33,152	31,973	27,391
Deferred revenue	85,830	113,739	119,568

Total current liabilities	255,263	329,747	297,334
Term loans, excluding current portion	0	0	76,688
PEAKS Trust senior debt, excluding current portion	26,482	30,701	40,515
CUSO secured borrowing obligation, excluding current portion	88,229	91,728	93,218
Other liabilities	49,857	50,342	57,170

Total liabilities	419,831	502,518	564,925

Commitments and contingencies (See Note 11)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	169,037	181,160	186,501
Retained earnings	981,566	987,223	974,900
Accumulated other comprehensive (loss) income	(2,172)	(1,693)	725
Treasury stock, 13,080,520, 13,394,834 and 13,490,795 shares, at cost	(983,758)	(1,005,925)	(1,013,335)

Total shareholders’ equity	165,044	161,136	149,162

Total liabilities and shareholders’ equity	$584,875	$663,654	$714,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$176,324	$214,231	$367,823	$444,206
Costs and expenses:
Cost of educational services	88,592	101,865	180,555	205,418
Student services and administrative expenses	71,705	91,408	149,604	181,660
Asset impairment	317	0	985	0
Legal and professional fees related to certain lawsuits, investigations and accounting matters	1,265	6,005	6,136	13,291
Provision for private education loan losses	1,169	3,313	3,047	4,557

Total costs and expenses	163,048	202,591	340,327	404,926

Operating income	13,276	11,640	27,496	39,280
Interest income	64	22	132	35
Interest (expense)	(6,136)	(9,991)	(13,235)	(20,379)

Income before provision for income taxes	7,204	1,671	14,393	18,936
Provision for income taxes	2,894	955	5,976	7,773

Net income	$4,310	$716	$8,417	$11,163

Earnings per share:
Basic	$0.18	$0.03	$0.35	$0.47
Diluted	$0.18	$0.03	$0.35	$0.47
Weighted average shares outstanding:
Basic	23,928	23,621	23,835	23,591
Diluted	24,122	24,086	24,181	23,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$4,310	$716	$8,417	$11,163
Other comprehensive income (loss), net of tax:
Net actuarial pension loss amortization, net of income taxes of $0, $0, $0 and $0	0	0	0	1
Prior service cost (credit) amortization, net of income taxes of $149, $151, $298 and $301	(240)	(238)	(479)	(477)

Other comprehensive (loss), net of tax	(240)	(238)	(479)	(476)

Comprehensive income	$4,070	$478	$7,938	$10,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash flows from operating activities:
Net income	$4,310	$716	$8,417	$11,163
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,397	6,061	8,912	12,042
Asset impairment	317	0	985	0
Provision for doubtful accounts	7,529	8,692	14,838	20,875
Deferred income taxes	803	2,554	3,906	12,423
Stock-based compensation expense	721	1,364	1,948	3,260
Accretion of discount on private education loans	(2,525)	(2,948)	(5,249)	(6,029)
Accretion of discount on term loans	329	385	816	776
Accretion of discount on PEAKS Trust senior debt	516	1,365	1,236	3,020
Accretion of discount on CUSO secured borrowing obligation	30	214	75	433
Provision for private education loan losses	1,169	3,313	3,047	4,557
Other	(285)	(148)	(522)	(415)
Changes in operating assets and liabilities:
Restricted cash	130	(608)	607	(896)
Accounts receivable	(9,685)	(7,696)	(15,243)	(19,696)
Private education loans	6,287	6,601	13,075	13,245
Accounts payable	1,409	848	(1,937)	6,390
Other operating assets and liabilities	(2,033)	(1,931)	(1,415)	(1,214)
Deferred revenue	(20,166)	(20,288)	(27,909)	(27,907)

Net cash flows from operating activities	(6,747)	(1,506)	5,587	32,027

Cash flows from investing activities:
Capital expenditures	(304)	(1,640)	(1,022)	(2,509)
Collateral and escrowed funds	(1)	59	(62)	59

Net cash flows from investing activities	(305)	(1,581)	(1,084)	(2,450)

Cash flows from financing activities:
Repayment of term loans	(15,824)	(2,500)	(35,000)	(5,000)
Repayment of PEAKS Trust senior debt	(5,772)	(9,380)	(12,748)	(25,026)
Repayment of CUSO secured borrowing obligation	(1,855)	(6,314)	(9,459)	(10,351)
Common shares tendered for taxes	(161)	(38)	(194)	(505)

Net cash flows from financing activities	(23,612)	(18,232)	(57,401)	(40,882)

Net change in cash and cash equivalents	(30,664)	(21,319)	(52,898)	(11,305)
Cash and cash equivalents at beginning of period	108,663	145,951	130,897	135,937

Cash and cash equivalents at end of period	$77,999	$124,632	$77,999	$124,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(unaudited)

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Amount	Total
Balance as of December 31, 2014	37,069	$371	$198,883	$963,737	$1,201	(13,619)	$(1,022,120)	$142,072
For the six months ended June 30, 2015:
Net income				11,163				11,163
Other comprehensive (loss), net of income tax					(476)			(476)
Equity award vesting			(9,290)			198	9,290	0
Tax benefit from equity awards			(6,352)					(6,352)
Stock-based compensation			3,260					3,260
Shares tendered for taxes						(70)	(505)	(505)

Balance as of June 30, 2015	37,069	371	186,501	974,900	725	(13,491)	(1,013,335)	149,162
For the six months ended December 31, 2015:
Net income				12,135				12,135
Other comprehensive (loss), net of income tax					(2,418)			(2,418)
Equity award vesting			(7,519)			136	7,519	0
Tax benefit from equity awards			(348)					(348)
Stock-based compensation			2,526					2,526
Shares tendered for taxes						(42)	(127)	(127)
Issuance of shares for Directors’ compensation				188		2	18	206

Balance as of December 31, 2015	37,069	371	181,160	987,223	(1,693)	(13,395)	(1,005,925)	161,136
For the six months ended June 30, 2016:
Net income				8,417				8,417
Other comprehensive (loss), net of income tax					(479)			(479)
Equity award vesting			(8,287)	(14,074)		402	22,361	0
Tax benefit from equity awards			(5,784)					(5,784)
Stock-based compensation			1,948					1,948
Shares tendered for taxes						(88)	(194)	(194)

Balance as of June 30, 2016	37,069	$371	$169,037	$981,566	$(2,172)	(13,081)	$(983,758)	$165,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

ITT Educational Services, Inc. is a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. References in these Notes to “we,” “us” and “our” refer to ITT Educational Services, Inc., its wholly-owned subsidiaries and the variable interest entities (“VIEs”) that it consolidates, unless the context requires or indicates otherwise. As of June 30, 2016, we were offering:

•	master, bachelor and associate degree programs to approximately 40,000 students at ITT Technical Institute and Daniel Webster College locations; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

As of June 30, 2016, we had 137 campus locations in 39 states. In addition, we offered one or more of our online degree programs to students who are located in all 50 states and the District of Columbia. We closed one campus location in the three months ended June 30, 2016 and expect to close one campus location in the six months ending December 31, 2016 based upon the expected date that the remaining students at that location are scheduled to complete their programs of study. All of our campus locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since 2009 under the “Daniel Webster College” name. Our corporate headquarters are located in Carmel, Indiana.

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

We reclassified debt issuance costs that were previously reported in the line item Other assets on our Condensed Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015 to the line items Current portion of term loans and Term loans, excluding current portion, upon adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). These reclassifications had no impact on previously reported net income, total shareholders’ equity or cash flows. See Note 8 – Debt, for the amount of debt issuance costs that were reclassified.

In the three months ended March 31, 2016, we recorded a charge of $668 for the impairment of a building and other long-lived assets. We reclassified that amount to the separate line item Asset impairment in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows in this report to conform to the current period presentation. We previously reported that amount in Cost of educational services in our Condensed Consolidated Statements of Operations and in Depreciation and amortization in our Condensed Consolidated Statements of Cash Flows. This reclassification had no impact on previously reported net income, total shareholders’ equity or cash flows. See Note 3 – Fair Value and Credit Risk of Financial Instruments for further discussion of the charge for the impairment of the building. In the three months ended June 30, 2016, we recorded a charge of $317 for the impairment of long-lived assets at one facility.

We review the operations of our business on a regular basis to determine our reportable operating segments, as defined in Accounting Standards Codification (“ASC” or “Codification”) 280, “Segment Reporting.” As of June 30, 2016, December 31, 2015 and June 30, 2015, we reported our financial results under one reportable operating segment.

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

2.	New Accounting Guidance and Adoption of New Accounting Guidance

New Accounting Guidance. In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which is included in the Codification under ASC 326, “Financial Instruments – Credit Losses” (“ASC 326”). This guidance amends how credit losses are measured and reported for certain financial instruments. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2020, with early adoption permitted, but not earlier than our annual reporting period beginning January 1, 2019. A modified retrospective approach is to be used for certain parts of this guidance, while other parts of the guidance are to be applied using a prospective approach. We are assessing the impact that ASU 2016-13 may have on our consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which is included in the Codification under ASC 740, “Income Taxes” (“ASC 740”). This guidance simplifies the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2017. Earlier adoption is permitted as of the beginning of an interim or annual reporting period. The amendments in ASU 2015-17 may be applied either prospectively to all deferred income tax liabilities and assets or retrospectively to all periods presented. We are assessing the impact that this guidance may have on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), which is included in the Codification under ASC 330, “Inventory” (“ASC 330”). This guidance requires inventory to be measured at the lower of cost and net realizable value under certain circumstances. Current guidance requires inventory to be measured at the lower of cost or market value, where market value could be either replacement cost, net realizable value, or net realizable value less a normal profit margin. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2017, with early adoption permitted. A prospective approach is to be used for the adoption of this guidance. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which is included in the Codification under ASC 205, “Presentation of Financial Statements” (“ASC 205”). This guidance was issued to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. Under the new guidance, management is required to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. The guidance will be effective for our interim and annual reporting periods beginning January 1, 2017, with early adoption permitted. A prospective approach is to be used for the adoption of this guidance. We are assessing the impact that this guidance may have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which is included in the Codification under ASC 606, “Revenue From Contracts With Customers” (“ASC 606”). This guidance requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods or services. In May 2016, the FASB issued ASU No. 2016-12, “Narrow Scope Improvements and Practical Expedients” (“ASU 2016-12”), which provides for improvements to the guidance on collectability, noncash consideration and completed contracts, and provides a practical expedient for contract modifications upon adoption of the updated guidance under ASC 606. Originally, the updated guidance under ASC 606 was to become effective for our interim and annual reporting periods beginning January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the updated guidance under ASC 606 by one year. Therefore, ASU 2014-09 and ASU 2016-12 will become effective for our interim and annual reporting periods beginning January 1, 2018. Early adoption is permitted, but not any earlier than the original effective date. A full retrospective or a modified retrospective approach may be used for the adoption of this guidance. We are assessing the impact that this guidance may have on our consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which is included in the Codification under ASC 810 “Consolidation” (“ASC 810”). This guidance changes the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. This guidance became effective for our interim and annual reporting periods beginning January 1, 2016 and was applied prospectively. The adoption of ASU 2015-02 did not have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”), which is included in the Codification under ASC 225, “Income Statement” (“ASC 225”). This guidance eliminates the concept of extraordinary items from GAAP. This guidance became effective for our interim and annual reporting periods beginning January 1, 2016 and was applied prospectively. The adoption of ASU 2015-01 did not have a material impact on our consolidated financial statements.

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of June 30, 2016:

		Fair Value Measurements at Reporting Date Using
Description	As of June 30, 2016	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
Cash equivalents:
Money market funds	$71,047	$71,047	$0	$0
Restricted cash:
Money market funds	768	768	0	0
Collateral deposits:
Money market funds	8,633	8,633	0	0

	$80,448	$80,448	$0	$0

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of December 31, 2015:

		Fair Value Measurements at Reporting Date Using
Description	As of December 31, 2015	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
Cash equivalents:
Money market funds	$130,821	$130,821	$0	$0
Restricted cash:
Money market funds	585	585	0	0
Collateral deposits:
Money market funds	8,631	8,631	0	0

	$140,037	$140,037	$0	$0

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of June 30, 2015:

		Fair Value Measurements at Reporting Date Using
Description	As of June 30, 2015	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
Cash equivalents:
Money market funds	$124,564	$124,564	$0	$0
Restricted cash:
Money market funds	1,820	1,820	0	0
Collateral deposits:
Money market funds	8,629	8,629	0	0

	$135,013	$135,013	$0	$0

We used quoted prices in active markets for identical assets as of the measurement dates to value our financial assets that were categorized as Level 1.

The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value, because of the immediate or short-term maturity of these financial instruments. Except as described below, we did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Condensed Consolidated Balance Sheets as of June 30, 2016, December 31, 2015 or June 30, 2015. As of June 30, 2016 and December 31, 2015, the carrying value of a building that we considered held-for-sale was approximately $2,300, and was included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets. The carrying value of that building as of those dates was approximately equal to its estimated fair value, less selling costs. In the six months ended June 30, 2016, we recorded an impairment charge of approximately $543 to reduce the carrying value of another building to its estimated fair value. The estimated fair value of that building was approximately $2,600 and was included in Property and equipment, net on our Condensed Consolidated Balance Sheet as of June 30, 2016. We considered the results of independent appraisals and other available market data, which are categorized as Level 3 measurements under the accounting guidance, to determine the estimated fair value of the buildings as of June 30, 2016.

In July 2016, we classified an additional building that we own as held-for-sale. The estimated fair value, less selling costs, of this building was approximately $6,500. Because the estimated fair value, less selling costs, exceeded the carrying value of this building, we do not expect to record an impairment charge in the three months ended September 30, 2016. The building’s carrying value of approximately $5,500 was included in Property and equipment, net on our Condensed Consolidated Balance Sheet as of June 30, 2016. We considered the results of independent appraisals and other available market data, which are categorized as Level 3 measurements under the accounting guidance, to determine the estimated fair value of the building.

As of June 30, 2016, the aggregate carrying value of the private education loans (“PEAKS Trust Student Loans”) owned by a trust (the “PEAKS Trust”) that purchased, owns and collects private education loans made under the PEAKS Private Student Loan Program (the “PEAKS Program”) and the private education loans (“CUSO Student Loans”) owned by an entity (the “CUSO”) that purchased, owns and collects private education loans made under a private education loan program for our students (the “CUSO Program”) was

$59,767 and the estimated fair value was approximately $69,000. As of December 31, 2015, the aggregate carrying value of the PEAKS Trust Student Loans and the CUSO Student Loans (collectively, the “Private Education Loans”) was $70,641 and the estimated fair value was approximately $81,335. As of June 30, 2015, the aggregate carrying value of the Private Education Loans was $79,103 and the estimated fair value was approximately $89,138. The fair value of the Private Education Loans was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the Private Education Loans. The significant inputs used in determining the estimated fair value included the default rate, repayment rate and discount rate. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of June 30, 2016, the carrying value of our debt under our Financing Agreement (as defined in Note 8—Debt) was $34,231 and the estimated fair value was approximately $35,000. As of December 31, 2015, the carrying value of our debt under our Financing Agreement was $68,161 and the estimated fair value was approximately $70,000. As of June 30, 2015, the carrying value of our debt under our Financing Agreement was $91,234 and the estimated fair value was approximately $93,000. The fair value of our debt under our Financing Agreement was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were unobservable in determining the estimated fair value of our debt under the Financing Agreement. The significant input used in determining the estimated fair value was the discount rate utilized for credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of June 30, 2016, the carrying value of the senior debt issued by the PEAKS Trust in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”) was $39,294 and the estimated fair value was approximately $37,000. As of December 31, 2015, the carrying value of the PEAKS Senior Debt was $50,806 and the estimated fair value was approximately $47,000. As of June 30, 2015, the carrying value of the PEAKS Senior Debt was $63,583 and the estimated fair value was approximately $62,313. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of June 30, 2016, the carrying value of the liability that the CUSO was required to record (the “CUSO Secured Borrowing Obligation”) on its balance sheet for the cash received from the owners of the CUSO (the “CUSO Participants”), which liability we now consolidate, was $105,935 and the estimated fair value was approximately $87,000. As of December 31, 2015, the carrying value of the CUSO Secured Borrowing Obligation was $115,319 and the estimated fair value was approximately $87,000. As of June 30, 2015, the carrying value of the CUSO Secured Borrowing Obligation was $112,968 and the estimated fair value was approximately $105,147. The fair value of the CUSO Secured Borrowing Obligation was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the CUSO Secured Borrowing Obligation. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Financial instruments that potentially subject us to credit risk consist primarily of accounts receivable, cash equivalents and the Private Education Loans. Our accounts receivable are comprised of a large number of individual balances owed by students whose credit profiles vary and who are located throughout the United States. Our cash equivalents generally consist of money market funds which invest in high-quality securities issued by various entities. The Private Education Loans consist of a large number of individual loans owed by borrowers, whose credit profiles vary and who are located throughout the United States.

4.	Equity Compensation

The amount of stock-based compensation expense and the line items in which those amounts are included in our Condensed Consolidated Statements of Operations and the related estimated income tax benefit recognized in the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of educational services	$476	$703	$1,184	$1,645
Student services and administrative expenses	245	661	764	1,615

Total stock-based compensation expense	$721	$1,364	$1,948	$3,260
Income tax (benefit)	$(278)	(525)	(750)	(1,255)

As of June 30, 2016, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $2,900, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 1.6 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Six Months Ended June 30, 2016
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,088,208	$70.21	$76,406
Granted	159,000	$3.57	$568
Forfeited	(24,306)	$4.24	$(103)
Exercised	0	$0	$0
Expired	(188,500)	$121.56	$(22,914)

Outstanding at end of period	1,034,402	$52.16	$53,957	1.7	$0

Exercisable at the end of period	782,564	$66.21	$51,811	1.5	$0

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on June 30, 2016 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable. Since the closing market price of our common stock on June 30, 2016 was lower than the exercise price of all outstanding stock options and exercisable stock options, the aggregate intrinsic value of the stock options was zero.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares subject to stock options granted	0	121,208	159,000	121,208
Weighted average grant date fair value per share	$0	$3.65	$2.09	$3.65
Shares subject to stock options exercised	0	0	0	0
Intrinsic value of stock options exercised	$0	$0	$0	$0
Proceeds received from stock options exercised	$0	$0	$0	$0
Tax benefits realized from stock options exercised	$0	$0	$0	$0

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rates	Not applicable	1.55%	1.30%	1.55%
Expected lives (in years)	Not applicable	4.7	4.8	4.7
Volatility	Not applicable	107%	75%	107%
Dividend yield	Not applicable	None	None	None

For the three months ended June 30, 2016, the assumptions listed above were not applicable because we did not grant any stock options in that period.

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Six Months Ended June 30, 2016
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	793,019	$14.18
Granted	413,882	$3.55
Forfeited	(98,327)	$9.92
Vested	(402,347)	$14.50

Unvested at the end of period	706,227	$8.36

The total fair market value of the RSUs that vested and were settled in shares of our common stock was:

•	$787 in the three months ended June 30, 2016;

•	$123 in the three months ended June 30, 2015;

•	$886 in the six months ended June 30, 2016; and

•	$1,383 in the six months ended June 30, 2015.

5.	Variable Interest Entities

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

As a result of our primary beneficiary conclusion, we consolidated the CUSO in our consolidated financial statements beginning on September 30, 2014 (the “CUSO Consolidation”). Prior to September 30, 2014, the CUSO was not required to be consolidated in our consolidated financial statements, because we concluded that we were not the primary beneficiary of the CUSO prior to that time. The CUSO is discussed in more detail below.

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

	As of
	June 30, 2016	December 31, 2015	June 30, 2015
Assets
Restricted cash	$1,517	$1,462	$1,629
Current portion of PEAKS Trust student loans	5,362	5,746	6,250
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $13,892, $21,816 and $36,921	38,944	45,987	50,937

Total assets	$45,823	$53,195	$58,816

Liabilities
Current portion of PEAKS Trust senior debt	$12,812	$20,105	$23,068
Other current liabilities	0	191	158
PEAKS Trust senior debt, excluding current portion	26,482	30,701	40,515

Total liabilities	$39,294	$50,997	$63,741

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

Revenue and Expenses of the PEAKS Trust. The following table sets forth the revenue and expenses of the PEAKS Trust, which were included in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$1,862	$2,246	$3,864	$4,659
Student services and administrative expenses	508	489	1,003	1,030
Provision for private education loan losses	1,063	4,615	2,546	5,418
Interest expense	1,422	2,826	3,180	6,085

(Loss) before provision for income taxes	$(1,131)	$(5,684)	$(2,865)	$(7,874)

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

The following table sets forth the PEAKS Guarantee payments that were made in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
PEAKS Guarantee	$2,659	$6,820	$7,193	$20,457

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

The following table sets forth the carrying values of assets and liabilities of the CUSO that were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of
	June 30, 2016	December 31, 2015	June 30, 2015
Assets
Restricted cash	$3,123	$3,968	$3,487
Current portion of CUSO student loans	2,445	2,734	3,129
CUSO student loans, excluding current portion, less allowance for loan losses of $2,741, $1,796 and $1,178	13,016	16,174	18,787
Other assets	351	257	198

Total assets	$18,935	$23,133	$25,601

Liabilities
Current portion of CUSO secured borrowing obligation	$17,706	$23,591	$19,750
Other current liabilities	362	154	302
CUSO secured borrowing obligation, excluding current portion	88,229	91,728	93,218

Total liabilities	$106,297	$115,473	$113,270

The assets of the CUSO can only be used to satisfy the obligations of the CUSO. Other liabilities of the CUSO of $1,879 that were reported as of June 30, 2015 have been reclassified and included in the line item CUSO secured borrowing obligation, excluding current portion, to conform with the current year presentation.

Revenue and Expenses of the CUSO. The following table sets forth the revenue and expenses of the CUSO, which were included in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$1,023	$1,185	$2,105	$2,249
Student services and administrative expenses	419	483	779	879
Provision (benefit) for private education loan losses	106	(1,302)	501	(861)
Interest expense	3,049	3,573	6,216	7,214

(Loss) before provision for income taxes	$(2,551)	$(1,569)	$(5,391)	$(4,983)

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

Pursuant to the CUSO RSA, we are entitled to all amounts that the CUSO recovers from loans in a particular loan pool made under the CUSO Program that have been charged off, until all payments that we made under the CUSO RSA with respect to that loan pool have been repaid to us by the CUSO. We have the right to offset payment amounts that we owe under the CUSO RSA by the amount of recoveries from charged-off loans made under the CUSO Program that are owed, but have not been paid, to us. We exercised this offset right in the three and six months ended June 30, 2016 and 2015.

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

The following table sets forth the payments that we made to the CUSO related to our guarantee obligations under the CUSO RSA in the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Regular payments	$2,653	(1)	$1,560	(2)	$5,250	(3)	$3,840	(4)
Deferred payment	0		0		5,331	(5)	0
Discharge payments	0		6,544		0		9,253

Total	$2,653		$8,104		$10,581		$13,093

(1)	This amount is net of $351 of recoveries from charged-off loans owed to us that we offset against amounts we owed under the CUSO RSA.
(2)	This amount is net of $231 of recoveries from charged-off loans owed to us that we offset against amounts we owed under the CUSO RSA.
(3)	This amount is net of $645 of recoveries from charged-off loans owed to us that we offset against amounts we owed under the CUSO RSA.
(4)	This amount is net of $521 of recoveries from charged-off loans owed to us that we offset against amounts we owed under the CUSO RSA.
(5)	This amount is net of $761 of recoveries from charged-off loans received by the CUSO from June 8, 2015 through December 31, 2015 that were not paid to us that we offset against amounts owed by us under the CUSO RSA in January 2016.

We made advances to the CUSO under the Revolving Note in years prior to 2012. We made the advances so that the CUSO could use those funds primarily to purchase additional private education loans made under the CUSO Program. The period of time during which we could make additional advances under the Revolving Note ended on January 1, 2014. Certain of the assets of the CUSO serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full. In 2013, we also offset $8,472 owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, instead of making additional payments in that amount. We did not offset any amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, instead of making additional payments in those amounts, in the three months ended June 30, 2016 or 2015. See Note 11 – Commitments and Contingencies, for a further discussion of the offsets and CUSO RSA.

The amount owed to us under the Revolving Note, excluding those offsets, was approximately $8,400 as of June 30, 2016, $8,300 as of December 31, 2015, and $8,200 as of June 30, 2015. The amount of the Revolving Note was eliminated from our financial statements as a result of the CUSO Consolidation.

6.	Private Education Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013 and to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 5 – Variable Interest Entities, for a further discussion of the consolidation of the PEAKS Trust and CUSO (the “Consolidated VIEs”). As a result, the assets and liabilities of the Consolidated VIEs were included on our Condensed Consolidated Balance Sheets as of June 30, 2016, December 31, 2015 and June 30, 2015.

The aggregate carrying amount of the Private Education Loans included under the Private education loan line items on our Condensed Consolidated Balance Sheets as of June 30, 2016 was $59,767, as of December 31, 2015 was $70,641 and as of June 30, 2015 was $79,103. The outstanding principal balance of the Private Education Loans, including accrued interest, was approximately $90,806 as of June 30, 2016, $114,346 as of December 31, 2015 and $144,588 as of June 30, 2015.

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

The following tables set forth information regarding aggregate changes in accretable yield of the loan pools of the PEAKS Trust Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$31,652	$17,358	$47,898	$28,682
Accretion	(1,862)	(942)	(2,246)	(1,276)
Reclassification from nonaccretable difference and changes in expected cash flows	(1,846)	(1,239)	(5,450)	(3,173)

Balance at end of period	$27,944	$15,177	$40,202	$24,233

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$34,984	$19,313	$51,819	$32,654
Accretion	(3,864)	(1,964)	(4,659)	(2,707)
Reclassification from nonaccretable difference and changes in expected cash flows	(3,176)	(2,172)	(6,958)	(5,714)

Balance at end of period	$27,944	$15,177	$40,202	$24,233

The following tables set forth information regarding aggregate changes in accretable yield of the loan pools of the CUSO Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$11,646	$6,885	$11,120	$5,777
Accretion	(663)	(398)	(702)	(394)
Reclassification from nonaccretable difference and changes in expected cash flows	(486)	(360)	3,348	2,832

Balance at end of period	$10,497	$6,127	$13,766	$8,215

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$12,793	$7,611	$11,728	$5,857
Accretion	(1,385)	(830)	(1,370)	(740)
Reclassification from nonaccretable difference and changes in expected cash flows	(911)	(654)	3,408	3,098

Balance at end of period	$10,497	$6,127	$13,766	$8,215

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

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the PEAKS Trust Student Loans in the aggregate in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$17,122	$39,596	$21,816	$42,353
Loans charged off	(5,059)	(7,898)	(11,966)	(11,959)
Recoveries from charged off loans	766	608	1,496	1,109
Provision for loan losses	1,063	4,615	2,546	5,418

Balance at end of period	$13,892	$36,921	$13,892	$36,921

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the CUSO Student Loans in the aggregate in the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016		2015
Balance at beginning of period	$2,412		$2,480	$1,796		$2,039
Loans charged off	0		0	0		0
Recoveries from charged off loans	0		0	0		0
Provision (benefit) for loan losses	329	(1)	(1,302)	945	(2)	(861)

Balance at end of period	$2,741		$1,178	$2,741		$1,178

(1)	The provision for private education loan losses shown on our Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 was reduced by $223 for recoveries from CUSO Student Loans that were not recognized on our consolidated balance sheet at the time of the CUSO Consolidation.
(2)	The provision for private education loan losses shown on our Condensed Consolidated Statements of Operations for the six months ended June 30, 2016 was reduced by $444 for recoveries from CUSO Student Loans that were not recognized on our consolidated balance sheet at the time of the CUSO Consolidation.

Adjustments to the interest income of a loan pool are recognized prospectively, if those adjustments are due to:

•	changes in variable interest rates; or

•	any other changes in the timing of the expected cash flows of the loan pools.

Loan Modifications and Charge Offs. Modifications were made to PCI Loans in the three and six months ended June 30, 2016 and 2015 and were primarily due to forbearances granted with respect to the payment of those loans. We consider the impact of any modifications made to PCI Loans as part of our quarterly assessment of whether:

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

The following tables set forth the carrying value of our acquired intangible assets that were included in Other assets on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of June 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (months)
Amortizable intangibles assets:
Customer relationships	$2,500	$(1,328)	$1,172	60
Non-compete agreements	1,120	(616)	504	60
Training materials	440	(367)	73	42
Accreditation	210	(210)	0	84

	$4,270	$(2,521)	$1,749

	As of December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (months)
Amortizable intangibles assets:
Customer relationships	$2,500	$(1,078)	$1,422	60
Non-compete agreements	1,120	(504)	616	60
Training materials	440	(304)	136	42
Accreditation	210	(195)	15	84

	$4,270	$(2,081)	$2,189

	As of June 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (months)
Amortizable intangibles assets:
Customer relationships	$2,500	$(828)	$1,672	60
Non-compete agreements	1,120	(392)	728	60
Training materials	440	(241)	199	42
Accreditation	210	(180)	30	84

	$4,270	$(1,641)	$2,629

All amortizable intangible assets are being amortized on a straight-line basis. Amortization expense for amortized intangible assets was:

•	$220 in the three months ended June 30, 2016;

•	$219 in the three months ended June 30, 2015;

•	$440 in the six months ended June 30, 2016; and

•	$440 in the six months ended June 30, 2015.

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

	As of June 30, 2016
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

In addition to our annual impairment test, we consider certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these is a significant long-term decrease in our market capitalization based on events specific to our operations. Deteriorating operating results and current period and projected future operating results that negatively differ from the operating plans used in the most recent impairment analysis are also triggering events that could be cause for an interim impairment review. In our analysis of triggering events we also consider changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among other factors. We concluded that no triggering event had occurred during the three month period ended June 30, 2016 or June 30, 2015.

The assumptions and estimates underlying the fair value calculations used in our annual impairment test are uncertain by their nature and can vary significantly from actual results. Therefore, as circumstances and assumptions change, we may be required to recognize additional impairment charges for indefinite-lived intangible assets in future periods.

8.	Debt

As of June 30, 2016, our Condensed Consolidated Balance Sheet included: (i) outstanding Term Loan (as defined below) borrowings under the Financing Agreement, as described further below under “—Term Loans,” (ii) the PEAKS Senior Debt issued by the PEAKS Trust, which was consolidated in our consolidated financial statements beginning February 28, 2013, as described further below under “—PEAKS Trust Senior Debt,” and (iii) the CUSO Secured Borrowing Obligation of the CUSO, which was consolidated in our consolidated financial statements beginning September 30, 2014, as described further in Note 5 – Variable Interest Entities.

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

On December 23, 2014, we entered into Amendment No. 1 to Financing Agreement (“Amendment No. 1”), on March 17, 2015, we entered into Amendment No. 2 to Financing Agreement (“Amendment No. 2”), on May 26, 2015, we entered into a Limited Consent to Financing Agreement (the “FA Consent”), on September 18, 2015, we entered into Amendment No. 3 to Financing Agreement (“Amendment No. 3”), on December 31, 2015, we entered into Amendment No. 4 to Financing Agreement (“Amendment No. 4”) and on March 10, 2016, we entered into a Limited Waiver (the “Waiver”). The Original Financing Agreement, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and including the FA Consent and the Waiver, is referred to herein as the “Financing Agreement.”

Pursuant to the Waiver, the agents and the lenders under the Financing Agreement agreed to waive any default or event of default that may have occurred and is continuing, or may occur, under the Financing Agreement or related loan documents as a result of the restatement of our condensed consolidated financial statements for each of the fiscal quarters ended March 31, 2014, June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015 and September 30, 2015, and our consolidated financial statements for the fiscal year ended December 31, 2014 (the “Restatements”), as long as we delivered to the agents and lenders our restated financial statements by March 31, 2016. We delivered our restated financial statements to the agents and lenders by March 31, 2016.

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

The following table sets forth the outstanding principal balance, debt issuance costs, debt discount and carrying value of the Financing Agreement as of the dates indicated:

	As of
	June 30, 2016	December 31, 2015	June 30, 2015
Outstanding principal balance	$34,681	$69,681	$95,000
Debt issuance costs	(106)	(360)	(891)
Debt discount	(344)	(1,160)	(2,875)

Carrying value	$34,231	$68,161	$91,234

The outstanding principal balance under the Financing Agreement is expected to be repaid by us as set forth in the following table:

Fiscal Quarter Ending	Scheduled Payments
September 30, 2016	$15,500
December 31, 2016	19,181

Total	$34,681

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

The Term Loans were scheduled to mature on December 4, 2017. Assuming the required principal payments are made in accordance with the repayment schedule for the remainder of 2016, however, the outstanding balance of the Term Loans is expected to be $0 as of December 31, 2016. Based on these repayment expectations, we have classified the entire carrying value of the Term Loans as a current liability on our June 30, 2016 Condensed Consolidated Balance Sheet.

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

The Term Loans bear interest, at our option, at:

•	the higher of (a) the London Interbank Offered Rate (“LIBOR”) and (b) 1.00%, plus a margin of 8.50%; or

•	the highest of (a) 2.00%, (b) the federal funds rate plus 0.50%, (c) LIBOR plus 1.00% and (d) the U.S. Prime Rate, plus a margin of 8.00%.

The effective interest rate on our borrowings under the Financing Agreement was approximately:

•	14.50% per annum in the three months ended June 30, 2016;

•	9.91% per annum in the three months ended June 30, 2015;

•	14.30 % per annum in the six months ended June 30, 2016; and

•	9.91% per annum in the six months ended June 30, 2015.

The following table sets forth the total amount of interest expense and fees (including amortization of debt issuance costs and accretion of debt discount) that we recognized on our borrowings under the Financing Agreement in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense and fees	$1,659	$3,472	$3,833	$6,839

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

The following table sets forth the outstanding principal balance, debt discount and carrying value of the PEAKS Senior Debt as of the dates indicated:

	As of
	June 30, 2016	December 31, 2015	June 30, 2015
Outstanding principal balance	$44,363	$57,111	$71,892
Debt discount	(5,069)	(6,305)	(8,309)

Carrying value	$39,294	$50,806	$63,583

We recorded $12,812 as a current liability as of June 30, 2016, which represented our estimate of the amount of the carrying value of the PEAKS Senior Debt that we expect to be due in the 12 months immediately following June 30, 2016.

The PEAKS Senior Debt matures in January 2020. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. Under the terms of the PEAKS Program documents, however, amounts received on a monthly basis by the PEAKS Trust that exceed the fees and expenses of the PEAKS Trust then due and the interest then due on the PEAKS Senior Debt are to be paid to reduce the outstanding principal balance of the PEAKS Senior Debt. In the six months ended June 30, 2016, the aggregate amount of principal payments on the PEAKS Senior Debt was $12,748.

The following table sets forth the estimated principal payments on the PEAKS Senior Debt in the periods indicated:

Fiscal Year Ending December 31,	Amount
2016	$20,592
2017	$8,975
2018	$8,142
2019	$8,864
2020	$10,538

Total	$57,111

The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR, plus a 550 basis point margin. The minimum LIBOR rate applied to the PEAKS Senior Debt cannot be less than 2.00%. The effective interest rate on the PEAKS Senior Debt was approximately:

•	13.4% per annum in the three months ended June 30, 2016;

•	16.6% per annum in the three months ended June 30, 2015;

•	14.0 % per annum in the six months ended June 30, 2016; and

•	16.4% per annum in the six months ended June 30, 2015.

The following table sets forth the total amount of contractual interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest expense	$906	$1,461	$1,944	$3,065
Discount accretion	516	1,365	1,236	3,020

Total interest expense	$1,422	$2,826	$3,180	$6,085

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

Asset/Liability Ratio. The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. We were not in compliance with those metrics as of June 30, 2016. For purposes of computing the Asset/Liability Ratio, as of June 30, 2016, the amount of the assets of the PEAKS Trust was $61,062 and the amount of the liabilities was $44,363. The amounts used to calculate the Asset/Liability Ratio include, for the assets, cash and the contractual balance of the PEAKS Trust Student Loans that have not defaulted, and, for the liabilities, the amount of the contractual balance of the PEAKS Senior Debt.

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

In order to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio, we made payments of $7,193 in the six months ended June 30, 2016, and $30,090 in the year ended December 31, 2015 under the PEAKS Guarantee that were applied by the PEAKS Trust to reduce the amount of the PEAKS Senior Debt. See Note 11 – Commitments and Contingencies, for a discussion of our projected PEAKS Guarantee payments for 2016 through 2020.

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

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares:
Weighted average number of shares of common stock outstanding	23,928	23,621	23,835	23,591
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	194	465	346	362

Outstanding shares for diluted earnings per share calculation	24,122	24,086	24,181	23,953

A total of approximately 1.5 million shares in the three and six months ended June 30, 2016 and 1.3 million shares in the three and six months ended June 30, 2015 were excluded from the calculation of our diluted earnings per common share, because the effect was anti-dilutive.

10.	Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan (a non-contributory defined benefit pension plan, commonly referred to as a cash balance plan) and ESI Excess Pension Plan (a nonqualified, unfunded retirement plan) in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest cost	$387	$409	$790	$818
Expected return on plan assets	(1,199)	(1,384)	(2,424)	(2,767)
Recognized net actuarial loss	0	0	0	1
Amortization of prior service costs	(389)	(389)	(777)	(778)

Net periodic pension (benefit)	$(1,201)	$(1,364)	$(2,411)	$(2,726)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

We did not make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three or six months ended June 30, 2016 or 2015. We do not expect to make any significant contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2016.

The following table sets forth the changes in the components of Accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheet in the six months ended June 30, 2016:

	Defined Benefit Pension Items
	Accumulated Other Comprehensive (Loss)	Income Tax Benefit	Accumulated Other Comprehensive (Loss) Net of Income Tax
Balance at December 31, 2015	$(2,869)	$1,176	$(1,693)
Amortization of:
Actuarial (gains) losses	0	0	0
Prior service costs (credits)	(777)	298	(479)

Balance at June 30, 2016	$(3,646)	$1,474	$(2,172)

The reclassification of prior service costs or credits from Accumulated other comprehensive (loss) are included in the computation of net periodic pension benefit. The following table sets forth the approximate amounts of net periodic pension benefit and the line items in which those amounts were included in our Condensed Consolidated Statements of Operations in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of educational services	$793	$877	$1,576	$1,762
Student services and administrative expenses	408	487	835	964

Net periodic pension benefit	$1,201	$1,364	$2,411	$2,726

11.	Commitments and Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2016, the total face amount of those surety bonds was approximately $21,700. As of June 30, 2016, we also caused a letter of credit with a face amount of approximately $106 to be issued to one of our state regulatory agencies.

Our institutions’ failure to submit their 2013 audited consolidated financial statements and the 2013 compliance audits of their administration of the Title IV Programs in which they participate (“Compliance Audits”) to the ED by the due date resulted in sanctions imposed by the ED on our institutions that included, among other things, our institutions having to submit a letter of credit payable to the ED. We caused a letter of credit payable to the ED in the amount of $79,708 (the “ED Letter of Credit”) to be issued on October 31, 2014. On December 16, 2015, we and the ED entered into an agreement (the “ED Agreement”), which provides that we would provide funds to the ED for the ED to maintain in an escrow account (the “ED Escrowed Funds”) in lieu of the ED Letter of Credit. On December 17, 2015, we provided to the ED funds in the amount of $79,708, which amount is subject to further adjustment by the ED based upon changes in our annual Title IV Programs funding, and based on the ED’s determination of the percentage of our annual Title IV Programs funding that must be maintained. The ED Letter of Credit was cancelled effective December 22, 2015. As of June 30, 2016 and December 31, 2015 the amount of the ED Escrowed Funds held by the ED was $79,708 and was included in Collateral deposits on our Condensed Consolidated Balance Sheets on each of those dates.

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

On June 6, 2016, we received a letter from the ED (the “June 2016 ED Letter”) stating that the ED believes that certain actions of the ITT Technical Institutes’ accrediting agency, the Accrediting Council for Independent Colleges and Schools (“ACICS”) (which actions are described in Note 12 – Risks and Uncertainties), represent an increased risk to the funds under the Title IV Programs that we administer on behalf of students. The June 2016 ED Letter indicates that due to this increased risk, the ED determined that the amount of surety provided by us must be increased from approximately $79,708 to approximately $123,646. The June 2016 ED Letter states that we can provide the additional amount required of approximately $43,938 (the “Additional ED Amount”) to be held as additional ED Escrowed Funds or that we may provide a new letter of credit payable to the ED in the Additional ED Amount. The June 2016 ED Letter also provides that we must continue to comply with the other requirements imposed on us by the ED currently in effect. These other requirements are described further in our 2015 Form 10-K.

On July 6, 2016, the ED informed us that the ED will permit us to provide the Additional ED Amount in three equal installments of approximately $14,646 on each of July 20, 2016, September 30, 2016 and November 30, 2016. The ED stated that prior to the third installment due on November 30, 2016, the ED will evaluate our Title IV Program funding level for the 2016 fiscal year to determine if an adjustment in the scheduled payment amount can be made while ensuring that the amount held in surety represents at least 20% of our annual student aid funding. The ED subsequently indicated that the analysis of our annual Title IV Program funding volume will not be the only factor that the ED considers in determining whether a change to the third installment is warranted, and it will also take into account the risk environment as it exists at that future time.

On July 20, 2016, we made the required first installment payment of $14,646 to the ED, which is being held as part of the ED Escrowed Funds under the ED Agreement. The Additional ED Amount will be included in Collateral deposits on our Condensed Consolidated Balance Sheets.

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

The following table sets forth the amounts of our recorded liability related to our claims and contingencies and where the amounts were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of
	June 30, 2016	December 31, 2015	June 30, 2015
Other current liabilities	$15,936	$16,330	$13,397
Other liabilities	588	588	598

Total	$16,524	$16,918	$13,995

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$15,788	$15,006	$16,918	$15,574
Increases (decreases) from:
Additional accruals, other (1)	5,966	6,037	12,475	11,554
Payments, other (2)	(5,230)	(7,048)	(12,869)	(13,133)

Balance at end of period	$16,524	$13,995	$16,524	$13,995

(1)	Consists of accruals for legal fees.
(2)	Consists of payments for legal and other contingencies.

In connection with estimating our recorded liability for claims and contingencies as of June 30, 2016, December 31, 2015 and June 30, 2015, we considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

We may resolve certain federal and state income tax matters presently under examination within the 12 months immediately following the date of this filing. As of June 30, 2016, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $11,100, and that we could pay approximately $4,200, in each case in the 12 months immediately following the date of this filing due to the resolution of those matters.

We have presented legal and professional fees related to certain lawsuits, investigations and accounting matters as a separate line item in our Condensed Consolidated Statements of Operations. A portion of the amounts included in this line item represent expenses for various lawsuits, investigations and accounting matters that we believe are not representative of those normally incurred in the ordinary course of business. Certain of those lawsuits and investigations are described in detail, below. The expenses for the accounting matters included in this line item related primarily to services relating to accounting for the Private Education Loans and, in the three and six months ended June 30, 2015, services relating to the accounting for the CUSO Consolidation.

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

We consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 5 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of June 30, 2016, December 31, 2015 and June 30, 2015.

Projected PEAKS Guarantee Payments. We believe that it is probable that we will make additional payments under the PEAKS Guarantee and estimate that those payments may be approximately $3,600 from July 1, 2016 through December 31, 2016, $1,200 in 2017 and $10,500 in 2020. All of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $36,500 as of December 31, 2016, $27,500 as of December 31, 2017 and $0 as of January 31, 2020. See Note 8 – Debt, for a further discussion of the PEAKS Senior Debt. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on PEAKS Trust Student Loans that remain in repayment and collect recoveries on PEAKS Trust Student Loans that have been charged off. The only obligation of the PEAKS Trust, at that time, will be the payment of the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $32,000 of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based.

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

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of June 30, 2016, December 31, 2015 and June 30, 2015, the total collateral maintained in a restricted bank account was approximately $8,630. This amount was included in Collateral deposits on our Condensed Consolidated Balance Sheets as of each of those dates. The CUSO RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and that we deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the CUSO Program that exceeds a certain percentage as of the end of each fiscal quarter.

We were not in compliance with certain covenants under the CUSO RSA as of June 30, 2016 and, as a result, will be required to deposit approximately $200 as additional collateral in August 2016. We do not expect to be in compliance with these covenants in the foreseeable future, however based on the estimated principal balance of the private education loans under the CUSO program, we do not believe that we will be required to deposit any additional collateral.

Under the CUSO RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the CUSO Program that have been charged off. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. We have claimed as an offset against amounts owed to us under the Revolving Note amounts that would have the effect of discharging our obligations with respect to certain charged off loans under the CUSO RSA. In addition, in the three and six months ended June 30, 2015, we made Discharge Payments to the CUSO. We did not make any Discharge Payments in the three or six months ended June 30, 2016. Making Discharge Payments results in us paying amounts to the CUSO in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligation in future periods under the CUSO RSA. See Note 5 – Variable Interest Entities, for a further discussion of Discharge Payments.

We consolidated the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 5 – Variable Interest Entities, for a further discussion of the CUSO Consolidation. As a result, the assets and liabilities of the CUSO have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of June 30, 2016, December 31, 2015 and June 30, 2015.

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

We made the $6,544 Discharge Payment on June 10, 2015, which had the effect of reducing the amount of Regular Payments that we otherwise would have had to make in 2015 by approximately $2,000. The reason for the provision in the Sixth Amendment to CUSO RSA that permitted us to defer to 2016 the payment of any amounts otherwise due between June 8, 2015 and December 31,

2015 is because without such deferral, we believed that we would have exceeded the limitation under the Financing Agreement on amounts that we could pay in 2015 under the CUSO RSA and the PEAKS Guarantee. We deferred the full amount of the payments due in June 2015 through December 2015 under the CUSO RSA, which totaled $6,092. Recoveries of charged-off loans received by the CUSO from June 2015 through December 2015 and due to us were $761 and were not paid to us. We utilized those recovery amounts to offset against amounts that we owed under the CUSO RSA in January 2016, resulting in a payment of $5,331 related to this deferral.

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

Based on various assumptions, including the historical and projected performance and collections of the CUSO Student Loans, we believe that we will make payments under the CUSO RSA as set forth in the following table:

Period	Estimated Regular Payments		Estimated Recoveries (1)	Estimated Total Payments, Net
7/1/16 - 12/31/16	$5,600		$(500)	$5,100
2017	12,000		(1,000)	11,000
2018	14,000		(1,000)	13,000
2019 and later	99,000	(2)	0	99,000	(2)

Total	$130,600		$(2,500)	$128,100

(1)	We expect to offset Regular Payments due to the CUSO from us under the CUSO RSA by the recoveries from charged-off loans that are due to us from the CUSO.
(2)	We believe that this amount will be paid by us in approximately equal portions in each of 2019 through 2025.

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

The estimated amount of future payments under the CUSO RSA assumes that an offset that we made in 2013 of certain payment obligations under the CUSO RSA against the CUSO’s obligations owed to us under the Revolving Note will not be determined to have been improper. See “—PEAKS Guarantee and CUSO RSA Payments in Certain Periods” below for a further discussion of that offset. As of June 30, 2016, in the event that offset is determined to be improper, we may be required to pay the CUSO approximately $10,681, net of approximately $1,049 of recoveries from charged-off loans, which would be in addition to the estimated payment amounts set forth above.

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

PEAKS Guarantee and CUSO RSA Payments in Certain Periods. The following table sets forth the approximate aggregate amount of PEAKS Guarantee payments and CUSO RSA payments that were made in the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
PEAKS Guarantee Payments	$2,659		$6,820		$7,193		$20,457
CUSO RSA Regular Payments	2,653	(1)	1,560	(2)	5,250	(3)	3,840	(4)
CUSO RSA Discharge Payments	0		6,544		0		9,253
CUSO RSA Deferred Payment	0		0		5,331	(5)	0

Total	$5,312		$14,924		$17,774		$33,550

(1)	This amount is net of $351 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA.
(2)	This amount is net of $231 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA.
(3)	This amount is net of $645 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA.
(4)	This amount is net of $521 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA.
(5)	This amount is net of $761 of recoveries from charged-off loans received by the CUSO from June 8, 2015 through December 31, 2015 that were not paid to us that we offset against amounts owed by us under the CUSO RSA in January 2016.

In the three and six months ended June 30, 2016 and 2015, we offset all recoveries from charged-off loans that were due to us from the CUSO against the amounts we owed to the CUSO under the CUSO RSA.

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

We understand that the CUSO’s position is that the Offset was improper, because it has not defaulted and, even if it had defaulted, the assets of the CUSO against which we could offset or exercise our other remedies were limited. We further understand the CUSO’s position to be that, because the Offset was improper, we are in default under the CUSO RSA. In April 2013, the CUSO notified us that it had taken control of the restricted account containing the cash collateral that we deposited to secure our obligations under the CUSO RSA (the “Collateral”). To our knowledge, the CUSO has taken no further action related to the Collateral. We believe that our good faith exercise of our right of offset provided for in the CUSO Program documents does not constitute an event of default under the CUSO RSA, and that the CUSO’s seizure of control of the restricted account containing the Collateral constitutes an additional default by the CUSO. We cannot assure you, however, that the Offset will ultimately be determined to have been proper. As of June 30, 2016, in the event of a default by us under the CUSO RSA related to the Offset, we may be required to pay to the CUSO approximately $10,681, net of approximately $1,049 of recoveries from charged-off loans that are owed, but have not been paid, to us. If, instead, the CUSO was to withdraw Collateral in that amount from the restricted bank account, we would be required to deposit that amount of cash in the account to maintain the required level of Collateral.

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

On March 11, 2013, a complaint in a securities class action lawsuit was filed against us, one of our current executive officers and one of our former executive officers in the United States District Court for the Southern District of New York under the following caption: William Koetsch, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Koetsch Litigation”). On April 17, 2013, a complaint in a securities class action lawsuit was filed against us, one of our current executive officers and one of our former executive officers in the United States District Court for the Southern District of New York under the following caption: Massachusetts Laborers’ Annuity Fund, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “MLAF Litigation”). On July 25, 2013, the court consolidated the Koetsch Litigation and MLAF Litigation under the following caption: In re ITT Educational Services, Inc. Securities Litigation (the “New York Securities Litigation”), and named the Plumbers and Pipefitters National Pension Fund and Metropolitan Water Reclamation District Retirement Fund as the lead plaintiffs. On October 7, 2013, an amended complaint was filed in the New York Securities Litigation, and on January 15, 2014, a second amended complaint was filed in the New York Securities Litigation. The second amended complaint alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by:

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

The putative class period in this action was from April 24, 2008 through February 25, 2013. The plaintiffs sought, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and such equitable/injunctive and other relief as the court deems appropriate. On July 22, 2014, the district court denied most of our motion to dismiss all of the plaintiffs’ claims for failure to state a claim for which relief can be granted. On August 5, 2014, we filed our answer to the second amended complaint denying all of the plaintiffs’ claims. Plaintiffs filed their motion for class certification on March 27, 2015.

Following a mediation which began in the third quarter of 2015, the parties came to an agreement in principle to settle the New York Securities Litigation. On November 2, 2015, the parties in the New York Securities Litigation entered into a Stipulation and Agreement of Settlement (the “New York Settlement”) to resolve the action in its entirety. Under the terms of the New York Settlement, we and/or our insurers made a payment of $16,962 in exchange for the release of claims against the defendants and other released parties, by the plaintiffs and all settlement class members, and for the dismissal of the action with prejudice. On November 2, 2015, the plaintiffs in the New York Securities Litigation filed the New York Settlement and related exhibits with the court and moved, among other things, for the court to preliminarily approve the New York Settlement, to approve the contents and procedures for notice to potential settlement class members, to certify the New York Securities Litigation as a class action for settlement purposes only, and to schedule a hearing for the court to consider final approval of the New York Settlement. On November 23, 2015, the court entered an order preliminarily approving the New York Settlement and scheduled a hearing for March 8, 2016 to consider final approval of the New York Settlement. Prior to the March 8, 2016 hearing, potential settlement class members (all persons and entities who purchased or otherwise acquired our common stock between April 24, 2008 and February 25, 2013, both dates inclusive (with limited exclusions)) had an opportunity to exclude themselves from participating in the New York Settlement or to raise objections with the court regarding the New York Settlement or any part thereof. On March 8, 2016, the court granted final approval of the New York Settlement and entered an order dismissing the New York Securities Litigation with prejudice.

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

On May 26, 2015, an amended complaint was filed in the Indiana Securities Litigation. The amended complaint alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by knowingly or recklessly making false and/or misleading statements and failing to disclose material adverse facts about our business, operations, prospects and financial results. Plaintiffs asserted that the defendants engaged in a fraudulent scheme and course of business and that alleged misstatements and/or omissions by the defendants caused members of the putative class to purchase our securities at artificially inflated prices. The amended complaint included allegations relating to:

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

        The putative class period in the Indiana Securities Litigation was from February 26, 2013 through May 12, 2015. The plaintiffs in the Indiana Securities Litigation sought, among other things, the designation of the action as a proper class action, an award of unspecified compensatory damages against all defendants, interest, costs, expenses, counsel fees and expert fees, and such other relief as the court deems proper.

Following a mediation that began in the third quarter of 2015, the parties came to an agreement in principle to settle the Indiana Securities Litigation. On November 2, 2015, the parties in the Indiana Securities Litigation entered into a Stipulation and Agreement of Settlement (the “Indiana Settlement”) to resolve the action in its entirety. Under the terms of the Indiana Settlement, we and/or our insurers made a payment of $12,538 in exchange for the release of claims against the defendants and other released parties, by the plaintiffs and all settlement class members, and for the dismissal of the action with prejudice. On November 2, 2015, the plaintiffs in the Indiana Securities Litigation filed the Indiana Settlement and related exhibits with the court and moved, among other things, for the court to preliminarily approve the Indiana Settlement, to approve the contents and procedures for notice to potential settlement class members, to certify the Indiana Securities Litigation as a class action for settlement purposes only, and to schedule a hearing for the court to consider final approval of the Indiana Settlement. On November 4, 2015, the court entered an order preliminarily approving the Indiana Settlement and scheduled a hearing for March 10, 2016 to consider final approval of the Indiana Settlement. Prior to the March 10, 2016 hearing, potential settlement class members (all persons and entities who purchased or otherwise acquired our common stock, purchased or otherwise acquired call options on our common stock, or wrote put options on our common stock, between February 26, 2013 and May 12, 2015, both dates inclusive (with limited exclusions)) had an opportunity to exclude themselves from participating in the Indiana Settlement or to raise objections with the court regarding the Indiana Settlement or any part thereof. On March 10, 2016, the court entered an order finding that the Indiana Settlement is fair and reasonable and was entered into in good faith, and the court stated that a separate order regarding the Indiana Settlement would follow. On March 24, 2016, the court entered a final judgment and order approving the Indiana Settlement and dismissing the Indiana Securities Litigation with prejudice.

The Indiana Settlement contains no admission of liability, and all of the defendants in the Indiana Securities Litigation have expressly denied, and continue to deny, all allegations of wrongdoing or improper conduct. Our insurance carriers funded a combined $25,000 collectively towards the settlement payments for the Indiana Settlement and the New York Settlement.

On May 8, 2013, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, one of our former executive officers, all but two of our current Directors, and three former Directors in the United States District Court for the Southern District of New York under the following caption: Sasha Wilfred, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Wilfred Litigation”). On May 27, 2014, a complaint in a similar shareholder derivative lawsuit was filed against two of our current executive officers, one of our former executive officers, all but two of our current Directors, and four former Directors in the United States District Court for the district of Delaware under the following caption: Janice Nottenkamper, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v Kevin M. Modany, et al. (the “Nottenkamper Litigation”).

On April 29, 2015, the Nottenkamper Litigation was transferred to the United States District Court for the Southern District of New York. On July 28, 2015, the court also consolidated the Wilfred Litigation and the Nottenkamper Litigation, appointing plaintiff Sasha Wilfred as lead plaintiff in the consolidated action.

On August 21, 2015, lead plaintiff filed a consolidated amended complaint. On September 16, 2015, plaintiff Nottenkamper was appointed as co-lead plaintiff in the Wilfred Litigation. The consolidated amended complaint alleged, among other things, that the defendants violated state law, including breaching their fiduciary duties to us, grossly mismanaging us, abusing their control of us, wasting our corporate assets and being unjustly enriched, by:

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

The consolidated amended complaint also referred to certain issues and events that arose subsequent to the commencement of the Wilfred Litigation, including among other things, the agreements that we entered into with Mr. Modany and Mr. Fitzpatrick, dated August 4, 2014 and April 29, 2015, respectively, setting forth the terms of their resignations (the “Resignation Agreements”), the CFPB complaint against us, our submission of a letter of credit to the ED, our restatement of certain financial results, our receipt of a Wells Notice from the SEC, and the SEC complaint against us.

The consolidated amended complaint sought:

•	unspecified damages;

•	restitution;

•	disgorgement of all profits, benefits and other compensation obtained by the individual defendants;

•	an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures; and

•	costs and disbursements, including attorneys’, accountants’ and experts’ fees, costs and expenses.

On December 23, 2014, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, one of our former executive officers, all but four of our current Directors, and three former Directors in the United States District Court for the Southern District of Indiana under the following caption: Michelle Lawrence, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Lawrence Litigation”). The complaint alleges, among other things, that the individual defendants breached their fiduciary duties to us, abused their control, grossly mismanaged us and were unjustly enriched by:

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

The complaint sought:

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

On July 1, 2015, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, one of our former executive officers, all but two of our current Directors, and three former Directors in the Marion Superior Court, Indianapolis, Indiana under the following caption: William McKee, Derivatively on behalf of ITT Educational Services, Inc. v. Kevin Modany, et al. (the “McKee Litigation”). The complaint alleged, among other things, that the individual defendants breached their fiduciary duties to us by:

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

The complaint sought:

•	a declaratory judgment;

•	restitution;

•	equitable and/or injunctive relief;

•	an order directing us to reform and improve corporate governance and internal procedures; and

•	costs and disbursements, including attorneys’, accountants’ and experts’ fees, costs and expenses.

On January 21, 2016, the parties in the Wilfred Litigation, Lawrence Litigation, and McKee Litigation all entered into a Stipulation and Agreement of Settlement (the “Derivative Settlement”), subject to court approval, to settle the three shareholder derivative actions discussed above: (1) the Wilfred Litigation, including the Nottenkamper Litigation consolidated thereunder; (2) the Lawrence Litigation; and (3) the McKee Litigation. The Derivative Settlement is intended by the settling parties to fully, finally and forever resolve the Wilfred Litigation, the Lawrence Litigation, and the McKee Litigation and to result in the dismissal of those actions with prejudice. Under the terms of the Derivative Settlement, we will implement certain agreed upon corporate governance reforms, to be administered by us and the Board of Directors. Additionally, pursuant to the terms of the Derivative Settlement, we paid half of $1,100 in attorneys’ fees and expenses (the “Derivative Fee Award”) to the plaintiffs’ counsel. One of our insurers funded the other half of the Derivative Fee Award, on behalf of the individual defendants in the Wilfred Litigation, the Lawrence Litigation, and the McKee Litigation.

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

On May 12, 2016, the plaintiff in the Lawrence Litigation filed a motion to dismiss that action with prejudice. On May 13, 2016, the plaintiff in the McKee Litigation filed a motion to dismiss that action with prejudice. On May 16, 2016, the respective courts for the Lawrence Litigation and the McKee Litigation granted those motions to dismiss and ordered that the actions be dismissed with prejudice.

The Derivative Settlement did not include any admission of the validity of any of the claims the plaintiffs had asserted in the Wilfred Litigation, the Lawrence Litigation, or the McKee Litigation, or of any liability with respect thereto. We determined that the Derivative Settlement was in our company’s best interests, and it was intended to eliminate the uncertainty, distraction, disruption, burden, and expense of further litigation of the Wilfred Litigation, the Lawrence Litigation, and the McKee Litigation.

On December 21, 2015, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, one of our former executive officers, all but two of our current Directors, and four former Directors in the United States District Court for the Southern District of Indiana under the following caption: Donnald Canfield, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Canfield Litigation”). The complaint alleges, among other things, that the individual defendants breached their fiduciary duties to us, and abused their control by:

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

The complaint also alleged that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by misrepresenting or omitting material information in the Company’s proxy statement filed with the SEC on March 13, 2012.

The complaint sought:

•	a declaratory judgment;

•	unspecified compensatory and exemplary damages;

•	restitution;

•	equitable relief;

•	an order directing us to reform and improve corporate governance and internal procedures; and

•	costs and disbursements, including attorneys’ and experts’ fees, costs and expenses.

On January 22, 2016, the defendants in the Canfield Litigation filed a motion to stay the Canfield Litigation pending the approval of the Derivative Settlement for the settlement of the Wilfred Litigation, the Lawrence Litigation, and the McKee Litigation. On February 23, 2016, the court entered an order that no responsive pleading would be due in the Canfield Litigation until after the court’s ruling on the stay motion. On April 7, 2016, the defendants filed a notice of final approval of the Derivative Settlement in further support of defendants’ motion to stay the Canfield Litigation and requested that the parties report to the court following the effective date of the Derivative Settlement, unless and until the Derivative Settlement was canceled or terminated. On June 24, 2016, the plaintiff in the Canfield Litigation filed a motion to dismiss without prejudice. On June 27, 2016, the court entered an order of dismissal of the Canfield Litigation without prejudice.

Although the Wilfred Litigation, Lawrence Litigation, McKee Litigation, and Canfield Litigation were each brought nominally on behalf of us, we have incurred defense costs and other expenses in connection with those actions.

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

On July 30, 2015, we filed a motion to dismiss the New Mexico Litigation on several grounds and a motion to compel arbitration. On December 8, 2015, the court denied the motion to dismiss and the motion to compel arbitration. On December 11, 2015, we filed a notice of appeal challenging the denial of our motion to compel arbitration. That appeal is pending in the court of appeals. On January 6, 2016, the State District Court issued an order providing for a stay of the case pending resolution of our appeal. The Attorney General disputes that a stay is in effect and has filed a motion asking the State District Court to proceed with the nonarbitrable claims. We opposed the Attorney General’s motion to proceed. On March 24, 2016, the court granted the Attorney General’s motion to proceed on nonarbitrable claims. On July 11, 2016, we filed our appellate brief in the court of appeals.

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

Following a mediation that began in the third quarter of 2015, the parties came to an agreement in principle to settle the Gallien Litigation on a class-wide basis for $400. On October 28, 2015, the parties executed a Stipulation of Class Action Settlement (the “Gallien Settlement”) to document the terms and conditions of the settlement. In connection with the Gallien Settlement and subject to court approval, the settlement is based on claims made with a specific reversion of funds paid back to us, depending on the number of claims made by settlement class members for individual settlement payments. Under the terms specified in the Gallien Settlement, 55% of a net settlement amount of approximately $204 must be paid to settlement class members in the form of individual settlement payments. In the event the settlement is not approved by the court or otherwise does not become effective, we intend to continue to defend ourselves vigorously against the allegations made in the amended complaint. On March 11, 2016, the court entered an order preliminarily approving the Gallien Settlement and scheduled a hearing for June 23, 2016 to consider final approval of the Gallien Settlement. On June 30, 2016, the court entered a final judgment and order approving the Gallien Settlement, which required a payment of $350 from us. On July 8, 2016, we made a payment of $350 in accordance with the terms of the Gallien Settlement.

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

In September 2015, we received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”). The CID provides that the purpose of the investigation is to determine whether there is or has been a violation of the False Claims Act and whether we knowingly submitted false statements in violation of the ED’s Program Participation Agreement regulations. The CID contained requests for production of documents and answers to interrogatories that we believe are principally related to our compliance with the ED’s compensation regulations and was related to a sealed qui tam action. We believe that our practices with respect to compensation matters are in compliance with applicable laws and regulations, and we cooperated with the DOJ in responding to the CID. On January 15, 2016, the United States District Court for the Middle District of Florida issued an order unsealing the underlying qui tam case, revealing that the DOJ has declined to intervene in the qui tam action. Accordingly, the DOJ has closed its investigation. The court also ordered that the qui tam False Claims Act complaint, which was filed by a former disgruntled employee, be served on defendants ITT Educational Services, Inc. and ITT Technical Institute. The qui tam action was filed on April 8, 2015 in the United States District Court for the Middle District of Florida under the following caption: United States of America ex rel. Rodney Lipscomb v. ITT Educational Services, Inc. (the “Lipscomb Litigation”). On May 16, 2016, the relator filed an amended complaint. The relator alleges in the amended complaint, among other things, that we received Title IV federal financial aid in violation of various Title IV condition of payment rules and regulations and thereby violated the False Claims Act, 31 U.S.C. §3729, et. seq., by:

•	enrolling students who lacked the ability to benefit from our educational experience, contrary to ACICS’s accreditation standards;

•	misrepresenting course offerings to students;

•	misrepresenting the cost of attending ITT Technical Institute and the terms of our Opportunity Scholarship;

•	misrepresenting our credit transfer policies and transferability of our credits to other institutions; and

•	instructing students to submit false information to the ED about their income on the Free Application for Federal Student Aid.

The relator also alleges that we retaliated against him and violated the False Claims Act by terminating his employment after he reported illegal and unethical practices to our management. The relator also alleges that in violation of Title VII of the Civil Rights Act of 1964, 42 U.S.C. §2000e, et. seq., we terminated his employment because of his race or because he reported and opposed alleged discriminatory behavior by us.

The relator seeks various forms of recovery on behalf of himself and the federal government, including treble damages and civil penalties; the maximum amount pursuant to 31 U.S.C. §3730(d); the maximum amount pursuant to 31 U.S.C. §3730(h), including two times back pay; interest; expenses; attorney’s fees; and costs. On April 11, 2016, the complaint was served on us. On July 14, 2016, we filed a motion to dismiss the Lipscomb Litigation. We vehemently deny the allegations in the action and intend to vigorously defend ourself against these claims.

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

On May 31, 2016, we filed a motion to dismiss the Massachusetts Litigation. We intend to defend ourselves vigorously against the allegations made in the complaint.

On May 8, 2014, a former employee filed a complaint against us in the Superior Court of Alameda County, California under the following caption: Hung Duong v. ITT Educational Services, Inc., Sam Russell and Allison Hawkins (the “Duong Litigation”). The complaint alleges, among other things, that we discriminated and retaliated against the plaintiff based upon his race, national origin, and age. In particular, the complaint contains allegations that:

•	we violated the California Fair Employment and Housing Act (“FEHA”) by terminating the plaintiff in retaliation for him opposing conduct that he believed constituted unlawful discrimination and harassment;

•	we violated FEHA by failing to promote and terminating the Plaintiff due to his national origin, his age and his race; and

•	we and two of our employees defamed the plaintiff by making false and defamatory publications and declarations that directly injured plaintiff’s professional, personal, and business reputation causing injury.

The complaint sought:

•	past and future economic damages, including but not limited to lost wages, benefits, costs of seeking alternative employment and lost earning capacity;

•	past and future non-economic damages including, but not limited to, emotional distress, pain, suffering shame, humiliation, embarrassment and injury to reputation;

•	punitive damages, pre-judgment interest, injunctive relief in the form of court ordered training and modification of policies;

•	injunctive relief in the form of court-ordered training and/or modification of policies concerning harassment, discrimination and retaliation;

•	declaratory relief that we acted unlawfully; and

•	reasonable attorneys’ fees and costs.

On February 19, 2016, we filed a motion for summary judgment and/or summary adjudication seeking to dismiss all claims. On May 9, 2016, the court granted us summary adjudication with regard to the plaintiff’s claims for failure to promote and termination based upon national origin, race, and/or age. The court denied our motion with regard to the plaintiff’s claims for retaliation and defamation. Trial on the matter was held in June 2016, and on June 30, 2016, the jury returned a verdict in favor of the plaintiff and awarded damages in the amount of $414. On July 1, 2016, the jury further awarded the plaintiff $500 in punitive damages.

The court has indicated that it will not enter judgment until it determines whether the damages award should be reduced by the amount applicable to plaintiff’s defamation claim against one of the individual defendants based upon the affirmative defense of the common interest privilege. The court set a briefing schedule on that matter, with the hearing scheduled to take place on August 10, 2016. After the court resolves that issue, the court will enter judgment. After entry of judgment, we will have the opportunity to file a notice of appeal, a motion for judgment notwithstanding the verdict and/or a motion for a new trial. Plaintiff will have the opportunity to file a notice of motion to claim attorneys’ fees and a memorandum of costs.

We have defended, and intend to continue to defend, ourselves vigorously against the allegations made in the complaint.

On July 20, 2016, a complaint was filed against us in a purported class action in the Superior Court for the State of California County of Alameda under the following caption: Sean Miner, David Heumann, and Shawna Admire, individually and on behalf of all others similarly situated v. ITT Educational Services, Inc. (the “Miner Litigation”). The complaint alleges, among other things, that under California law, we:

•	failed to pay wages for all hours worked;

•	failed to provide paid rest periods and failed to pay missed rest break premiums;

•	failed to pay compensation due upon discharge from employment;

•	failed to issue accurate wage statements;

•	failed to reimburse for business-related cellphone usage;

•	engaged in unfair, unlawful, or fraudulent business practices; and

•	are liable for civil penalties under the California Labor Code Private Attorney General Act.

The purported class includes adjunct instructors employed by us during the period of January 12, 2012 through the trial date. The complaint seeks:

•	an order that the action may proceed and be maintained as a class action;

•	declaratory judgments;

•	compensatory damages, including lost wages and other losses;

•	pay for missed meal and rest periods;

•	restitution;

•	liquidated damages;

•	interest;

•	attorneys’ fees, cost and expenses;

•	civil and statutory penalties;

•	injunctive relief; and

•	all other relief as the court deems proper.

We intend to defend ourselves vigorously against the allegations made in the complaint.

Kevin M. Modany and Daniel M. Fitzpatrick were named in the New York Securities Litigation, Indiana Securities Litigation, Wilfred Litigation, Lawrence Litigation, McKee Litigation and Canfield Litigation and are named in the SEC Litigation. John E. Dean was also named in the Wilfred Litigation, Lawrence Litigation, McKee Litigation, and Canfield Litigation.

There can be no assurance that the ultimate outcome of the Leveski Litigation, CFPB Litigation, New Mexico Litigation, Gallien Litigation, SEC Litigation, Lipscomb Litigation, Massachusetts Litigation, Duong Litigation, Miner Litigation or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

In January, February, April and May 2014, in February, March and June 2015, and in July 2016, we received subpoenas and/or CIDs from the Attorneys General of Arkansas, Arizona, Colorado, Connecticut, District of Columbia, Hawaii, Idaho, Iowa, Kentucky, Maryland, Minnesota, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Tennessee and Washington under the authority of each state’s consumer protection statutes. The Attorney General of the Commonwealth of Kentucky has informed us that it will serve as the point of contact for the multistate group to respond to questions relating to the subpoenas and CIDs. The subpoenas and CIDs contain broad requests for information and the production of documents related to our students and practices, including marketing and advertising, recruitment, financial aid, academic advising, career services, admissions, programs, licensure exam pass rates, accreditation, student retention, graduation rates and job placement rates, as well as many other aspects of our business. We believe that several other companies in the proprietary postsecondary education sector have received similar subpoenas and CIDs. We are cooperating with the Attorneys General of the states involved. The ultimate outcome of the state Attorneys General investigation, however, could have a material adverse effect on our financial condition, results of operations and/or cash flows.

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

Many of the amounts of assets, liabilities, revenue and expenses reported in our consolidated financial statements are based on estimates and assumptions that affect the amounts reported. We are subject to risks and uncertainties that could affect amounts reported in our consolidated financial statements in future periods. Our future performance, results of operations, financial condition, cash flows, liquidity, capital resources, ability to meet our obligations and ability to comply with covenants, metrics and regulatory requirements are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimated results. Those significant risks and uncertainties include, but are not limited to, the following:

•	The PEAKS Consolidation and CUSO Consolidation, which have and could negatively impact our compliance with:

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score;

•	the financial requirements of certain state education and professional licensing authorities (“SAs”); and

•	the financial metrics to which we are subject under the PEAKS Program and the CUSO RSA.

See Note 5 – Variable Interest Entities, Note 8 – Debt and Note 11 – Commitments and Contingencies, for additional information.

•	Our institutions’ failure to submit their 2013 audited consolidated financial statements and 2013 Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to submit a letter of credit, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We caused the ED Letter of Credit to be issued on October 31, 2014, but it has subsequently been replaced by the ED Agreement. The term of the ED Agreement ends on November 4, 2019. Pursuant to the ED Agreement, $79,708 was held in an escrow account by the ED as of June 30, 2016. The funds held are not available for use by us, and could be used by the ED if certain conditions are met. See Note 11 – Commitments and Contingencies for additional information. An institution that is provisionally certified by the ED must apply for and receive approval from the ED for any substantial change, before the institution can award, disburse or distribute Title IV Program funds based on the substantial change. Substantial changes generally include, but are not limited to:

•	the establishment of an additional location;

•	an increase in the level of academic offering beyond those listed in the institution’s Eligibility and Certification Approval Report with the ED;

•	an addition of any non-degree program or short-term training program; or

•	an addition of a degree program by a proprietary institution.

•	On October 19, 2015, we received a letter from the ED identifying additional procedures that we are required to implement as a result of the identification of certain past deficiencies. These additional procedures have resulted in the delay of our receipt of Title IV Program funds. While these additional procedures have affected the timing of our receipt of Title IV Program funds and have imposed an administrative burden on us, we do not expect them to have a significant negative effect on our overall cash flow or operations, but we cannot assure you that there will not be future delays in our institutions’ receipt of Title IV Program funds. The letter also states that we are required to provide certain additional information and reporting to the ED on a regular basis. We have implemented, and are in the process of implementing, measures to comply with the ED’s requirements. We have been submitting the additional information to the ED, and intend to continue submitting information to the ED according to the schedule specified by the ED.

•

On June 6, 2016, we received the June 2016 ED Letter stating that the ED believes that certain actions of the ACICS (which actions are described below), represent an increased risk to the funds under the Title IV Programs that we administer on behalf of students. The June 2016 ED Letter indicates that due to this increased risk, the ED determined that the amount of surety provided by us must be increased from approximately $79,708 to approximately $123,646. The June 2016 ED Letter states that we can provide the Additional ED Amount required to be held as additional ED Escrowed Funds or that we may provide a new letter of credit payable to the ED in the Additional ED Amount. The June 2016 ED Letter also provides that we must continue to comply with the other requirements imposed on us by the ED currently in effect. These other requirements are described further in our 2015 Form 10-K.

On July 6, 2016, the ED informed us that the ED will permit us to provide the Additional ED Amount in three equal installments of approximately $14,646 on each of July 20, 2016, September 30, 2016 and November 30, 2016. The ED stated that prior to the third installment due on November 30, 2016, the ED will evaluate our Title IV Program funding level for the 2016 fiscal year to determine if an adjustment in the scheduled payment amount can be made while ensuring that the amount held in surety represents at least 20% of our annual student aid funding. The ED subsequently indicated that the analysis of our annual student aid funding volume will not be the only factor that the ED considers in determining whether a change to the third installment is warranted, and it will also take into account the risk environment as it exists at that future time.

On July 20, 2016, we made the required first installment payment of $14,646 to the ED, which is being held as part of the ED Escrowed Funds under the ED Agreement.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, tax matters and employee-related matters, among others. See Note 11 – Commitments and Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

•	We have significant guarantee obligations under the PEAKS Guarantee and the CUSO RSA (collectively, the “RSAs”). In 2015, we made payments of $30,090 under the PEAKS Guarantee, and $13,093, net of $521 of recoveries owed to us that we offset against amounts that we owed to the CUSO, related to the CUSO RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $10,800 in 2016 and approximately $1,200 in 2017. In addition, based upon various assumptions, including the historical and projected performance and collections of the private education loans under the CUSO Program, we believe that we will make payments under the CUSO RSA, net of recoveries, of approximately $15,700 in 2016 and $11,000 in 2017. See Note 8 – Debt and Note 11 – Commitments and Contingencies for a further discussion of the RSAs and estimated payment amounts.

•	We have principal payments due under the Financing Agreement of $34,681 during the period July 1, 2016 through December 31, 2016.

•	We had negative working capital as of June 30, 2016, December 31, 2015 and June 30, 2015.

•	On April 20, 2016, the accrediting agency which accredits our ITT Technical Institute institutions informed us that, based on its review, the ITT Technical Institutes have not demonstrated compliance with certain accreditation standards. As a result, we must show cause why the ITT Technical Institutes’ accreditation should not be withdrawn by suspension or otherwise conditioned. We believe that the ITT Technical Institutes are in compliance with all accreditation standards, however, if the ITT Technical Institutes ultimately were to lose their accreditation, they would lose their eligibility to participate in Title IV Programs, in which case we likely would not be able to continue to operate our business.

•	On June 16, 2016, the ED released a staff report which recommended that ACICS’s petition for renewal of recognition be denied and that ACICS’s recognition be withdrawn. This recommendation represents one step in the overall process of reviewing an accrediting agency’s recognition. On June 24, 2016, the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) voted that ACICS no longer be recognized as an accrediting agency. Both the ED staff report and NACIQI recommendations were provided to the Senior ED official (“SDO”) for the actual decision. The SDO has 90 days from the date of the NACIQI meeting to make a final decision regarding ACICS.

If the ED does not renew its recognition of the ACICS, all ITT Technical Institutes would no longer be accredited by a recognized accrediting agency. In such a case, the ED’s regulations provide that the ED may continue the eligibility of those institutions to participate in Title IV Programs, putting them on provisional certification status, for a period of up to 18 months, during which time the institutions could seek to obtain accreditation by another accrediting agency that is recognized by the ED. If the ACICS were to lose its recognition by the ED, we cannot assure you that all, or any, of our campuses comprising our institutions could obtain accreditation by another recognized accrediting agency within any specified timeframe. In addition, if our campuses remained on show cause status with the ACICS at the time the ED withdrew its recognition of the ACICS, we cannot predict what effect the show cause status would have on our campuses’ ability to become accredited by another recognized accrediting agency. If any of our campuses could not obtain accreditation by another recognized accrediting agency within the time period given to our institutions by the ED, those campuses would lose their eligibility to participate in Title IV Programs and we would likely be forced to close those campuses. Closing multiple campuses would have a material adverse effect on our financial condition, results of operations and cash flows. If all or substantially all of our campuses lost their eligibility to participate in Title IV Programs, we likely would not be able to continue to operate our business.

In addition to the ED, the approval status and in some cases funding provided by other agencies would be adversely affected by the institutions’ loss of accreditation by a recognized accrediting agency, effective at the time the accreditation is lost, even during any period that the ED’s provisional certification of the institutions continues. For example:

•	some state authorizing agencies require institutions to be accredited by a recognized accrediting agency in order to operate or for students at those institutions to receive state funding;

•	the Department of Defense requires institutions to be accredited by a recognized accrediting agency in order for military personnel attending those institutions to participate in DOD tuition assistance programs; and

•	the Department of Veterans Affairs subjects programs at institutions that are not accredited by a recognized accrediting agency to a more stringent review process.

We cannot assure you what impact the ED’s withdrawal of recognition of ACICS as a recognized accrediting agency would have on our campuses’ approval status by other agencies or on our funding that those agencies provide to our campuses and their students.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our payment obligations for the Additional ED Escrowed Funds, payment obligations under the RSAs, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC.

In order to generate additional cash from operations to provide the Additional ED Amount, in July 2016 we implemented certain modifications to our marketing and recruitment strategy which we expect will result in a significant decrease in our advertising expenditures for the six months ending December 31, 2016 compared to the same period in the prior year. The modifications also included a significant reduction in the number of recruiting representatives employed at local campus locations in favor of greater utilization of our centralized recruitment center. We believe that the reduction in advertising expenditures will contribute to a further decline in new student enrollments beginning with the September 2016 academic quarter as compared to prior periods. While we expect these modifications to result in an increase to our operating income and cash flow in the short-term, continued enrollment declines would have a negative long-term impact on our revenue, cash flows and financial condition.

We also believe that any reduction in cash and cash equivalents that may result from their use for the Additional ED Escrowed Funds, to make payments under the RSAs or repay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. Accordingly, our consolidated financial statements contained in this Quarterly Report on Form 10-Q were prepared on the basis that we will continue to operate as a going concern. There can be no assurance, however, that the ultimate outcome of those events, whether individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, our projections are estimates, which are based upon numerous assumptions, and therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially from those expressed in our forward-looking statements are the following:

•	the impact of adverse actions by the ED related to certain deficiencies, ACICS actions, lawsuits against us and our failure to submit our 2013 audited financial statements and 2013 compliance audits to it by the due date;

•	the impact of our consolidation of variable interest entities on us and the regulations, requirements and obligations that we are subject to;

•	our inability to obtain any required amendments or waivers of noncompliance with covenants under the Financing Agreement;

•	our failure to maintain or renew required federal or state authorizations or accreditations of our campuses or programs of study;

•	the risk that the ED does not renew its recognition of ACICS;

•	the impact of any adverse actions taken against us due to our failure to comply with the extensive education laws and regulations and accreditation standards that we are subject to;

•	our inability to remediate material weaknesses, or the discovery of additional material weaknesses, in our internal control over financial reporting;

•	our exposure under our guarantees related to private education loan programs;

•	the outcome of litigation, investigations and claims against us;

•	issues related to the restatement of our financial statements for the first three quarters of each of 2014 and 2015, and for the 2014 fiscal year;

•	the effects of the cross-default provisions in the Financing Agreement;

•	changes in federal and state governmental laws and regulations with respect to education and accreditation standards, or the interpretation or enforcement of those laws and regulations, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•	business conditions in the postsecondary education industry and in the general economy;

•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our campuses;

•	our ability to implement our growth strategies;

•	our ability to retain or attract qualified employees to execute our business and growth strategies;

•	receptivity of students and employers to our existing program offerings and new curricula;

•	our ability to repay moneys we have borrowed; and

•	our ability to collect internally funded financing from our students.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our 2015 Form 10-K and in Part II, Item 1A.“Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2016 and of this report. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

You should keep in mind the following points as you read this report:

•	References in this document to “we”, “us”, “our”, and “ITT/ESI” relate to ITT Educational Services, Inc. and its subsidiaries and any VIE that is consolidated into its consolidated financial statements, unless context requires or indicates otherwise.

•	The terms “ITT Technical Institute” or “Daniel Webster College” (in singular or plural form) refer to an individual school or campus owned and operated by ITT/ESI, including its learning sites, if any. The term “institution” (in singular or plural form) means a main campus and its additional locations, branch campuses and/or learning sites, if any.

•	References in this document to “education programs” refer to degree or diploma programs of study that have been, or may be, offered by an ITT Technical Institute or by Daniel Webster College; and references in this document to “training programs” refer to the non-degree, short-term programs that have been, or may be, offered through the Center for Professional Development @ ITT Technical Institute (the “CPD”).

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

Executive Summary

In 2015, a number of events and factors impacted our results of operations, financial position, cash flows and liquidity, the most significant of which included the following:

•	new and total student enrollment in education programs decreased, in each case, compared to the prior year;

•	we ceased new student enrollment at ten campus locations effective with the academic period that began in December 2015;

•	we closed six campus locations;

•	total operating expenses decreased $115.6 million, as compared to the prior year;

•	we made payments aggregating $43.2 million under the PEAKS Guarantee and the CUSO RSA;

•	we made principal, interest and fee payments aggregating $39.5 million under the Financing Agreement;

•	we received a refund of federal income taxes of $18.2 million; and

•	we reduced the amount of cash held as collateral or escrowed funds from $97.9 million to $91.2 million.

These events and factors are described further in the management’s discussion and analysis of financial condition and results of operations section and in the Notes to Consolidated Financial Statements contained in the 2015 Form 10-K.

In the six months ended June 30, 2016:

•	our new and total student enrollment in education programs decreased, in each case, compared to the prior year;

•	we ceased new student enrollment at five campus locations effective with the academic period that began in June 2016;

•	we closed one campus location in June 2016;

•	total operating expenses decreased $64.6 million, as compared to the same prior year period;

•	we made payments aggregating $17.8 million under the PEAKS Guarantee and the CUSO RSA; and

•	we made principal, interest and fee payments aggregating $38.1 million under the Financing Agreement.

We continue to be subject to a number of payment obligations and risks and uncertainties, as described in this report. We believe that during the six months ending December 31, 2016, we will be required to make the following payments:

•	$43.9 million to the ED as additional surety for the ED to maintain in an escrow account;

•	$8.7 million under the PEAKS Guarantee and the CUSO RSA as described below; and

•	$36.4 million as principal, interest and fee payments under the Financing Agreement as described below.

Further, we believe that during that time period:

•	our new student enrollment may decline by 45% to 60%, as compared to the same period in 2015;

•	ACICS will make a decision as to whether the ITT Technical Institutes’ accreditation should be withdrawn by suspension or otherwise conditioned; and

•	the ED will decide whether to renew or condition its recognition of ACICS.

See Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information regarding the additional surety for the ED and Note 12 – Risks and Uncertainties of the Notes to Condensed Consolidated Financial Statement for additional information regarding the accreditation of the ITT Technical Institutes by ACICS and the recognition of ACICS by the ED.

We continue to have significant cash payment obligations in connection with the PEAKS Program and the CUSO Program. Our current estimate of the amount of future payments that we believe we will be required to make under the PEAKS Guarantee and the CUSO RSA are set forth in the table below under the column captioned “Estimated Payments from ITT/ESI.” The PEAKS Trust is obligated, among other things, to repay the PEAKS Senior Debt, and the CUSO is obligated, among other things, to repay the CUSO Secured Borrowing Obligation. The amounts in the table below under the column captioned “Total Estimated Payments” represent (i) the estimated amount of the total PEAKS Senior Debt interest and principal payments to be made by the PEAKS Trust in the periods indicated; and (ii) the estimated amount of the payments to be made to the CUSO Participants by the CUSO in the periods indicated, less amounts that may be payable related to the Offset.

The amounts in the table below under the column captioned “Estimated Payments from Private Education Loans” constitute the difference between the amounts in the “Total Estimated Payments” column and the “Estimated Payments from ITT/ESI” column, and represent an estimate of the amount of payments that would be paid by borrowers or others, pursuant to the terms of the private education loans made under the PEAKS Program and the CUSO Program, and utilized by the PEAKS Trust to pay interest and principal on the PEAKS Senior Debt and by the CUSO to pay the CUSO Participants, as applicable. The amounts in the “Estimated Payments from Private Education Loans” do not include other amounts that may be paid by borrowers or others pursuant to the terms of the private education loans that are used by the PEAKS Trust or the CUSO, as applicable, to make other payments related to other obligations of those entities, such as administrative fees and expenses.

	Estimated Payments from ITT/ESI					Estimated Payments from Private Education Loans				Total Estimated Payments
	PEAKS Program		CUSO Program (1)		Total	PEAKS Program		CUSO Program	Total	PEAKS Program	CUSO Program	Total
	(In millions)
7/1 - 12/31/16	$3.6		$5.1		$8.7	$5.8		$3.4	$9.2	$9.4	$8.5	$17.9
2017	1.2		11.0		12.2	10.2		5.5	15.7	11.4	16.5	27.9
2018	0.0		13.0		13.0	10.0		4.9	14.9	10.0	17.9	27.9
2019 and later	10.5	(2)	99.0	(3)	109.5	10.1	(4)	16.1	26.2	20.6	115.1	135.7

Total	$15.3		$128.1		$143.4	$36.1		$29.9	$66.0	$51.4	$158.0	$209.4

(1)	Amounts in this column are net of the amount of recoveries from charged-off loans that we estimate will be owed to us, and that we will use to offset payments owed by us to the CUSO, in the periods indicated. See Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for the estimated amounts of those recoveries.

(2)	We believe that this amount will be paid by us in January 2020.
(3)	We believe that this amount will be paid by us in approximately equal portions in each of 2019 through 2025.
(4)	We believe that this amount will be paid in 2019 and in January 2020. After January 2020 (the maturity date for the PEAKS Trust Senior Debt), the PEAKS Trust will continue to collect on PEAKS Trust Student Loans that remain in repayment and collect recoveries on PEAKS Trust Student Loans that have been charged off, and those future collections are not reflected in this amount. The only obligation of the PEAKS Trust, at that time, will be the payment of the fees and expenses of the PEAKS Trust.

The estimated amounts and timing of future payments set forth in the table above are only estimates, are based on numerous assumptions and are subject to change. As with any estimate, as facts and circumstances change, the estimated amounts and timing could change. We made a number of assumptions in preparing the estimates, which assumptions may not be correct. See Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements and “– Contractual Obligations and Other Commitments” for additional information regarding the assumptions and estimates.

In addition, our estimates of the future payment amounts under the CUSO RSA and the timing of those payments assume, among other factors, that we do not make any Discharge Payments in 2016 or future years, based on the uncertainty related to the amount of future operating cash flows that will be available to us to make Discharge Payments. If we do make Discharge Payments in any future years, the effect of those Discharge Payments will be to reduce the total amount of our projected future payments under the CUSO RSA.

Further, the estimated amount of future payments under the CUSO RSA assumes that an offset that we made in 2013 of certain payment obligations under the CUSO RSA against the CUSO’s obligations owed to us under the Revolving Note will not be determined to have been improper. See Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for a further discussion of that Offset. As of June 30, 2016, in the event that Offset is determined to be improper, we may be required to pay the CUSO approximately $10.7 million, net of approximately $1.0 million of recoveries from charged-off loans, which would be in addition to the estimated payment amounts set forth above. In the event that the Offset is determined to be improper and assuming it remained outstanding and accruing interest through 2027, we may be required to pay the CUSO up to approximately $33.0 million. If the Offset is determined to be improper, we would pursue collections from CUSO of amounts we believe are owed to us under the Revolving Note. See Note 5 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Revolving Note.

We also have debt service and principal repayment obligations under the Financing Agreement. We estimate that in 2016, the amount of those cash payment obligations will be approximately $74.5 million, of which $38.1 million was paid in the first six months of 2016. In the event of a default by us under the Financing Agreement, the lenders could declare the full amount of the Term Loans then outstanding to be immediately due and payable in full. Our obligations under the Financing Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets, including a mortgage on all of our and our subsidiaries’ owned real estate. The covenants under the Financing Agreement could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and/or to make certain payments under the RSAs.

In order to generate additional cash from operations to provide the Additional ED Amount, in July 2016 we implemented certain modifications to our marketing and recruitment strategy which we expect will result in a significant decrease in our advertising expenditures for the six months ending December 31, 2016 compared to the same period in the prior year. The modifications also included a significant reduction in the number of recruiting representatives employed at local campus locations in favor of greater utilization of our centralized recruitment center. We believe that the reduction in advertising expenditures will contribute to a further decline in new student enrollments beginning with the September 2016 academic quarter as compared to prior periods. While we expect these modifications to result in an increase to our operating income and cash flow in the short-term, continued enrollment declines would have a negative long-term impact on our revenue, cash flows and financial condition.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our payment obligations for the Additional ED Escrowed Funds, our CUSO RSA and PEAKS Guarantee payments, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use for the Additional ED Escrowed Funds, to make payments under the CUSO RSA and PEAKS Guarantee or repay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. Our projections, however, are estimates, which are based on numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties. See Note 12 – Risks and Uncertainties of the Notes to Condensed Consolidated Financial Statements, Part I, Item 1A, “Risk Factors” in the 2015 Form 10-K and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and in this report for a further discussion of those risks and uncertainties.

Consolidations and Core Operations

Our consolidated financial statements as of and for the three and six months ended June 30, 2016 include the results of operations, financial condition and cash flows of the CUSO and the PEAKS Trust, two variable interest entities that we were required to consolidate in our consolidated financial statements. Beginning on September 30, 2014, our consolidated financial statements include the CUSO, and beginning on February 28, 2013, our consolidated financial statements include the PEAKS Trust.

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

The following tables set forth selected data from our Statements of Operations for the three and six months ended June 30, 2016 and 2015 for:

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

	Three Months Ended June 30, 2016
	Core Operations	PEAKS Trust	CUSO	GAAP Consolidated
	(in Thousands)
Statement of Operations Data:
Revenue	$173,439	$1,862	$1,023	$176,324
Costs and expenses:
Cost of educational services	88,592	0	0	88,592
Student services and administrative expenses	70,778	508	419	71,705
Asset impairment	317	0	0	317
Legal and professional fees related to certain lawsuits, investigations and accounting matters	1,265	0	0	1,265
Provision for private education loan losses	0	1,063	106	1,169

Total costs and expenses	160,952	1,571	525	163,048

Operating income	12,487	291	498	13,276
Interest income	64	0	0	64
Interest (expense)	(1,665)	(1,422)	(3,049)	(6,136)

Income (loss) before provision for income taxes	$10,886	$(1,131)	$(2,551)	$7,204

	Three Months Ended June 30, 2015
	Core Operations	PEAKS Trust	CUSO	GAAP Consolidated
	(in Thousands)
Statement of Operations Data:
Revenue	$210,800	$2,246	$1,185	$214,231
Costs and expenses:
Cost of educational services	101,865	0	0	101,865
Student services and administrative expenses	90,436	489	483	91,408
Legal and professional fees related to certain lawsuits, investigations and accounting matters	6,005	0	0	6,005
Provision (benefit) for private education loan losses	0	4,615	(1,302)	3,313

Total costs and expenses	198,306	5,104	(819)	202,591

Operating income (loss)	12,494	(2,858)	2,004	11,640
Interest income	22	0	0	22
Interest (expense)	(3,592)	(2,826)	(3,573)	(9,991)

Income (loss) before provision for income taxes	$8,924	$(5,684)	$(1,569)	$1,671

	Six Months Ended June 30, 2016
	Core Operations	PEAKS Trust	CUSO	GAAP Consolidated
	(in Thousands)
Statement of Operations Data:
Revenue	$361,854	$3,864	$2,105	$367,823
Costs and expenses:
Cost of educational services	180,555	0	0	180,555
Student services and administrative expenses	147,822	1,003	779	149,604
Asset impairment	985	0	0	985
Legal and professional fees related to certain lawsuits, investigations and accounting matters	6,136	0	0	6,136
Provision for private education loan losses	0	2,546	501	3,047

Total costs and expenses	335,498	3,549	1,280	340,327

Operating income	26,356	315	825	27,496
Interest income	132	0	0	132
Interest (expense)	(3,839)	(3,180)	(6,216)	(13,235)

Income (loss) before provision for income taxes	$22,649	$(2,865)	$(5,391)	$14,393

	Six Months Ended June 30, 2015
	Core Operations	PEAKS Trust	CUSO	GAAP Consolidated
	(in Thousands)
Statement of Operations Data:
Revenue	$437,298	$4,659	$2,249	$444,206
Costs and expenses:
Cost of educational services	205,418	0	0	205,418
Student services and administrative expenses	179,751	1,030	879	181,660
Legal and professional fees related to certain lawsuits, investigations and accounting matters	13,291	0	0	13,291
Provision (benefit) for private education loan losses	0	5,418	(861)	4,557

Total costs and expenses	398,460	6,448	18	404,926

Operating income (loss)	38,838	(1,789)	2,231	39,280
Interest income	35	0	0	35
Interest (expense)	(7,080)	(6,085)	(7,214)	(20,379)

Income (loss) before provision for income taxes	$31,793	$(7,874)	$(4,983)	$18,936

Following the applicable Consolidation, our revenue consists of:

•	revenue from the Core Operations, primarily from tuition, tool kit sales and student fees;

•	student loan interest income on the Private Education Loans, which is the accretion of the accretable yield on the Private Education Loans; and

•	administrative fees earned by the CUSO.

Following the applicable Consolidation, our student services and administrative expenses are comprised of:

•	expenses related to the Core Operations, including marketing expenses, an expense for uncollectible accounts and administrative expenses incurred primarily at our corporate headquarters; and

•	expenses incurred by the PEAKS Trust and the CUSO, primarily related to fees for servicing the Private Education Loans and various other administrative fees and expenses of the PEAKS Trust and the CUSO.

Following the applicable Consolidation, our provision for private education loan losses in a reporting period represents the increase in the allowance for loan losses that occurred during that period, offset by recoveries from Private Education Loans that were charged off prior to the applicable Consolidation. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the Private Education Loans, discounted by the loan pool’s effective interest rate as of June 30, 2016 or 2015, as applicable.

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

Background

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of June 30, 2016, we were offering:

•	master, bachelor and associate degree programs to approximately 40,000 students at ITT Technical Institute and Daniel Webster College locations; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

As of June 30, 2016, we had 137 campus locations in 39 states. In addition, we offered one or more of our online programs to students who are located in all 50 states and the District of Columbia. We regularly review the efficiency of our campus locations. We closed one campus location in the three months ended June 30, 2016 and we expect to close one campus location in the six months ending December 31, 2016 based upon the expected date that the remaining students at that location are scheduled to complete their programs of study. As previously reported, in 2015 we closed six campus locations.

In addition, as previously reported, we ceased accepting new student enrollment at 10 campus locations, effective with the academic quarter that began in December 2015, and are in the process of evaluating the local demands for those markets. As a result of a recent internal operational review, we ceased accepting new student enrollment at an additional five campus locations, effective with the academic quarter that began in June 2016, and will not be accepting new student enrollment at one campus location effective with the academic quarter that begins in September 2016. These six campus locations represented approximately 1.8% of our new student enrollments, based on our new student enrollment results in the first quarter of 2016. During the next 12 to 18 months, we will be evaluating the local demands for these markets. During this evaluation period, we do not believe there will be any disruption to ongoing course work for continuously enrolled students, as we will continue to teach classes for those students.

As used in this document, the term “Affected Campus Locations,” includes the following:

•	the four campus locations that we closed in 2014;

•	the six campus locations that we closed in 2015;

•	the 10 campus locations at which we ceased accepting new student enrollment, effective with the academic quarter that began in December 2015;

•	the one campus location that we closed in the three months ended June 30, 2016; and

•	the five campus locations at which we ceased accepting new student enrollment, effective with the academic quarter that began in June 2016.

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

While our long-term strategy continues to be the pursuit of multiple opportunities for growth, our ability to execute on this strategy is subject to extensive regulations and restrictions, as discussed further in our 2015 Form 10-K and has been impacted by declining enrollments; payments for guarantee obligations, loan repayments and surety requirements; and other factors.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of operations data to revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of educational services	50.2%	47.5%	49.1%	46.2%
Student services and administrative expenses	40.7%	42.7%	40.7%	40.9%
Asset impairment	0.2%	0.0%	0.3%	0.0%
Legal and professional fees related to certain lawsuits, investigations and accounting matters	0.7%	2.8%	1.7%	3.0%
Provision for private education loan losses	0.7%	1.5%	0.8%	1.0%

Operating income	7.5%	5.4%	7.5%	8.8%
Interest (expense), net	(3.4%)	(4.7%)	(3.6%)	(4.6%)

Income before provision for income taxes	4.1%	0.8%	3.9%	4.3%

The following table sets forth our total student enrollment in education programs as of the dates indicated:

	2016			2015
Total Student Enrollment in Education Programs as of:	Total Student Enrollment In Education Programs		(Decrease) from Prior Year	Total Student Enrollment In Education Programs		(Decrease) from Prior Year
March 31	43,293	(1)	(15.4%)	51,201		(10.4%)
June 30	40,015	(1)	(16.4%)	47,874		(13.7%)
September 30	Not Applicable		Not Applicable	48,231	(1)	(15.5%)
December 31	Not Applicable		Not Applicable	44,922	(1)	(16.3%)

(1)	Amount reflects the revised definition of a new student that was effective beginning in the quarter ended September 30, 2015, as described below. The number of students that were not included as a result of using the revised definition of a new student was approximately 1% or less of the total student enrollment as of each of these dates.

The following table sets forth our total student enrollment in education programs as of the dates indicated, excluding the Affected Campus Locations:

	2016			2015
Total Student Enrollment in Education Programs as of:	Total Student Enrollment In Education Programs		(Decrease) from Prior Year	Total Student Enrollment In Education Programs		(Decrease) from Prior Year
March 31	41,906	(1)	(13.3%)	48,360		(9.1%)
June 30	38,993	(1)	(14.1%)	45,391		(12.6%)
September 30	Not Applicable		Not Applicable	46,113	(1)	(14.0%)
December 31	Not Applicable		Not Applicable	43,275	(1)	(14.3%)

(1)	Amount reflects the revised definition of a new student that was effective beginning in the quarter ended September 30, 2015, as described below.

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

Beginning in the three months ended September 30, 2015, we revised our definition of a new student to include any student who (1) met the previous criteria for a new student, and (2) if the student was a first-time student and was enrolled in an online degree program, continued to attend their program of study beyond the first 15 days of the program’s term (or 30 days, if the student was only enrolled in courses that are taught over a 12-week period). Our accounting policies for revenue recognition are not based on the definition of a new student and, therefore, our revenue recognition is not impacted by this revised definition. The impact of this revised definition of new student is to:

•	exclude those students in our reported new student enrollment for the quarter in which they began attending class, but had not yet continued to attend beyond the applicable time described above;

•	exclude those same students from our reported total student enrollment for that same quarter; and

•	if those students continued to attend beyond the applicable time described above, include those same students in our reported new and total student enrollment for the subsequent quarter.

The following table sets forth our new student enrollment in education programs in the periods indicated:

	2016		2015
New Student Enrollment in Education Programs in the Three Months Ended (1):	New Student Enrollment In Education Programs	(Decrease) from Prior Year	New Student Enrollment In Education Programs	(Decrease) from Prior Year
March 31	11,788	(16.4%)	14,104	(15.8%)
June 30	9,910	(21.6%)	12,638	(18.6%)
September 30	Not Applicable	Not Applicable	14,943	(18.4%)
December 31	Not Applicable	Not Applicable	10,478	(17.1%)

Total for the year	Not Applicable	Not Applicable	52,163	(17.5%)

(1)	New student enrollment for periods prior to September 30, 2015 do not reflect the revised definition of a new student that became effective in the three months ended September 30, 2015, as described above.

We believe that the 21.6% decrease in new student enrollment in education programs in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and the 16.4% decrease in new student enrollment in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were primarily due to:

•	the reduction in the number of campus locations that were accepting new students (see the table below for information related to new student enrollment excluding the Affected Campus Locations);

•	the revised definition of a new student;

•	a decrease in the rate at which prospective students who inquired about our education programs actually applied for enrollment in the three months ended June 30, 2016 and March 31, 2016 compared to the same prior year periods;

•	a decrease in the rate at which prospective students who applied for enrollment actually began attending classes in their education programs in the three months ended June 30, 2016 and March 31, 2016 compared to the same prior year periods;

•	greater sensitivity to the cost of postsecondary education;

•	uncertainty about the value of a postsecondary education due to the prolonged economic and labor market disruptions; and

•	the current political environment and continued negative media related to our industry.

The following table sets forth our new student enrollment in education programs in the periods indicated, excluding the Affected Campus Locations:

	2016		2015
New Student Enrollment in Education Programs in the Three Months Ended (1):	New Student Enrollment In Education Programs	(Decrease) from Prior Year	New Student Enrollment In Education Programs	(Decrease) from Prior Year
March 31	11,549	(13.7%)	13,378	(15.2%)
June 30	9,846	(18.3%)	12,048	(17.5%)
September 30	Not Applicable	Not Applicable	14,198	(17.7%)
December 31	Not Applicable	Not Applicable	10,262	(14.0%)

Total for the year	Not Applicable	Not Applicable	49,886	(16.2%)

(1)	New student enrollment for periods prior to September 30, 2015 do not reflect the revised definition of a new student that became effective in the three months ended September 30, 2015, as described above.

In order to generate additional cash from operations to provide the Additional ED Amount, in July 2016 we implemented certain modifications to our marketing and recruitment strategy which we expect will result in a significant decrease in our advertising expenditures for the six months ending December 31, 2016 compared to the same period in the prior year. The modifications also included a significant reduction in the number of recruiting representatives employed at local campus locations in favor of greater utilization of our centralized recruitment center. We believe that the reduction in advertising expenditures will contribute to a further decline in new student enrollments beginning with the September 2016 academic quarter as compared to prior periods. While we expect these modifications to result in an increase to our operating income and cash flow in the short-term, continued enrollment declines would have a negative long-term impact on our revenue, cash flows and financial condition.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2016	70.1%	69.5%	Not Applicable	Not Applicable
2015	69.2%	68.8%	69.5%	71.4%
2014	70.2%	70.0%	69.9%	71.8%

The following table sets forth the rates of our students’ persistence as of the dates indicated, excluding the Affected Campus Locations:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2016	70.1%	69.6%	Not Applicable	Not Applicable
2015	69.3%	68.9%	70.3%	71.6%
2014	70.4%	70.1%	70.1%	71.9%

We believe that the increase in student persistence as of June 30, 2016 compared to June 30, 2015 and as of March 31, 2016 compared to March 31, 2015 was primarily due to an improvement in student retention in certain programs of study in the three months ended June 30, 2016 and March 31, 2016 compared to the same prior year periods and, to a lesser extent, a decrease in graduates in the three months ended June 30, 2016 and March 31, 2016 compared to the same prior year periods.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015. Revenue decreased $37.9 million, or 17.7%, to $176.3 million in the three months ended June 30, 2016 compared to $214.2 million in the three months ended June 30, 2015. The primary factor that contributed to this decrease was a 15.4% decrease in total student enrollment as of March 31, 2016, compared to March 31, 2015.

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield of the PEAKS Trust Student Loans. Revenue of the PEAKS Trust decreased $0.4 million, or 17.1%, to $1.9 million in the three months ended June 30, 2016 compared to $2.2 million in the three months ended June 30, 2015. Revenue of the CUSO is comprised of (i) interest income on the CUSO Student Loans, which is the accretion of the accretable yield on the CUSO Student Loans, and (ii) an administrative fee paid by the CUSO Participants to the CUSO on a monthly basis (“Administrative Fee”). Revenue attributable to the interest income on the CUSO Student Loans was $0.7 million and revenue attributable to the Administrative Fee was $0.3 million in the three months ended June 30, 2016. Revenue attributable to the interest income on the CUSO Student Loans was $0.7 million and revenue attributable to the Administrative Fee was $0.5 million in the three months ended June 30, 2015.

Cost of educational services decreased $13.3 million, or 13.0%, to $88.6 million in the three months ended June 30, 2016 compared to $101.9 million in the three months ended June 30, 2015. The primary factors that contributed to this decrease were a decrease in compensation and benefits costs resulting from fewer employees, a decrease in the cost of course supplies and decreases in campus operating and occupancy costs as a result of fewer physical locations and reduced square footage, which were partially offset by an increase in legal expenses related to legal matters that are representative of those normally incurred in the ordinary course of business.

Cost of educational services as a percentage of revenue increased 270 basis points to 50.2% in the three months ended June 30, 2016 compared to 47.5% in the three months ended June 30, 2015. The primary factors that contributed to this increase were a decline in revenue and an increase in legal expenses related to legal matters that are representative of those normally incurred in the ordinary course of business, which were partially offset by decreases in compensation and benefit costs, the cost of course supplies and campus operating and occupancy costs.

Student services and administrative expenses decreased $19.7 million, or 21.6%, to $71.7 million in the three months ended June 30, 2016 compared to $91.4 million in the three months ended June 30, 2015. The principal causes of this decrease were decreases in media advertising expenses, compensation and benefits costs and bad debt expense. Approximately $0.5 million of expenses of the PEAKS Trust and $0.4 million of expenses of the CUSO were included in student services and administrative expenses in the three months ended June 30, 2016 compared to $0.5 million of PEAKS Trust expenses and $0.5 million of CUSO expenses in the three months ended June 30, 2015. Those expenses primarily represented fees for servicing the Private Education Loans and various other administrative fees and expenses of the PEAKS Trust and the CUSO. The amount of the fees for servicing the PEAKS Trust Student

Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt. The amount of the fees for servicing the CUSO Student Loans is based on the number of loans that have not defaulted and the payment status of the loans, and the amount of the other administrative fees and expenses are based on the terms of the agreements for administrative services provided to the CUSO by third parties.

Student services and administrative expenses decreased to 40.7% of revenue in the three months ended June 30, 2016 compared to 42.7% of revenue in the three months ended June 30, 2015. The principal causes of this decrease were decreases in media advertising expenses, compensation and benefit costs and bad debt expense, which were partially offset by a decline in revenue. Bad debt expense as a percentage of revenue increased to 4.3% in the three months ended June 30, 2016 compared to 4.1% in the three months ended June 30, 2015.

In the three months ended June 30, 2016, we recorded an impairment charge of $0.3 million for the impairment of certain long-lived assets at one campus location. The amount of the impairment equaled the carrying value of assets that were not expected to be recoverable. We did not record an impairment charge in the three months ended June 30, 2015 for long-lived assets.

Legal and professional fees related to certain lawsuits, investigations and accounting matters decreased $4.7 million, or 78.9%, to $1.3 million in the three months ended June 30, 2016 compared to $6.0 million in the three months ended June 30, 2015. In the three months ended June 30, 2016, these expenses related primarily to legal and professional fees associated with:

•	the Lipscomb Litigation; and

•	the securities class action and shareholder derivative lawsuits filed against us.

In the three months ended June 30, 2015, these expenses related primarily to legal fees associated with:

•	the CFPB Litigation; and

•	the SEC Litigation.

See Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

In the three months ended June 30, 2016, we recorded a provision for private education loan losses of $1.2 million compared to $3.3 million in the three months ended June 30, 2015. The provision for private education loan losses represents the increase in the allowance for loan losses on the Private Education Loans that occurred during the respective period, partially offset by recoveries received from private education loans that were charged off prior to the CUSO Consolidation. See Note 6 – Private Education Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses.

Operating income increased $1.6 million, or 14.1%, to $13.3 million in the three months ended June 30, 2016 compared to $11.6 million in the three months ended June 30, 2015, primarily as a result of the impact of the factors discussed above in connection with:

•	revenue;

•	cost of educational services;

•	student services and administrative expenses;

•	legal and professional fees related to certain lawsuits, investigations and accounting matters; and

•	the provision for private education loan losses.

Our operating margin increased to 7.5% in the three months ended June 30, 2016 compared to 5.4% in the three months ended June 30, 2015, primarily as a result of the impact of the factors discussed above.

Interest income was approximately $0.1 million in the three months ended June 30, 2016 and less than $0.1 million in the three months ended June 30, 2015. Interest expense decreased $3.9 million, or 38.6%, to $6.1 million in the three months ended June 30, 2016 compared to $10.0 million in the three months ended June 30, 2015, primarily due to:

•	a decrease of $1.8 million of interest expense related to the Financing Agreement primarily due to lower outstanding borrowings in the three months ended June 30, 2016 compared to the three months ended June 30, 2015;

•	a decrease of $1.4 million of interest expense on the PEAKS Senior Debt due to a decrease in the accretion of debt discount and a decrease in the contractual interest obligation resulting from lower outstanding principal balances in the three months ended June 30, 2016 compared to the three months ended June 30, 2015; and

•	a decrease of $0.5 million of interest expense related to the CUSO Secured Borrowing Obligation primarily due to a decrease in the amount of the CUSO Secured Borrowing Obligation in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

See Note 8 – Debt of the Notes to Condensed Consolidated Financial Statements, for further information about interest expense and effective interest rates under the Financing Agreement and PEAKS Senior Debt.

Our combined federal and state effective income tax rate was 40.2% in the three months ended June 30, 2016 compared to 57.2% in the three months ended June 30, 2015. The effective income tax rate was lower in the three months ended June 30, 2016, primarily due to higher pre-tax income as compared to the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015. Revenue decreased $76.4 million, or 17.2%, to $367.8 million in the six months ended June 30, 2016 compared to $444.2 million in the six months ended June 30, 2015. The primary factors that contributed to this decrease included:

•	a 15.4% decrease in total student enrollment as of March 31, 2016 compared to March 31, 2015;

•	a 16.3% decrease in total student enrollment as of December 31, 2015 compared to December 31, 2014; and

•	a 16.4% decrease in total student enrollment as of June 30, 2016 compared to June 30, 2015.

Revenue of the PEAKS Trust decreased $0.8 million, or 17.1%, to $3.9 million in the six months ended June 30, 2016 compared to $4.7 million in the six months ended June 30, 2015. Revenue attributable to the interest income on the CUSO Student Loans was $1.4 million and revenue attributable to the Administrative Fee was $0.7 million in the six months ended June 30, 2016. Revenue attributable to the interest income on the CUSO Student Loans was $1.4 million and revenue attributable to the Administrative Fee was $0.9 million in the six months ended June 30, 2015.

Cost of educational services decreased $24.9 million, or 12.1%, to $180.6 million in the six months ended June 30, 2016 compared to $205.4 million in the six months ended June 30, 2015. The primary factors that contributed to this decrease were a decrease in compensation and benefits costs resulting from fewer employees, decreases in campus operating and occupancy costs as a result of fewer physical locations and reduced square footage and a decrease in the cost of course supplies, which were partially offset by an increase in legal expenses related to legal matters that are representative of those normally incurred in the ordinary course of business.

Cost of educational services as a percentage of revenue increased 290 basis points to 49.1% in the six months ended June 30, 2016 compared to 46.2% in the six months ended June 30, 2015. The primary factors that contributed to this increase were a decline in revenue and an increase in legal expenses related to legal matters that are representative of those normally incurred in the ordinary course of business, which were partially offset by decreases in compensation and benefit costs, campus operating and occupancy costs and the cost of course supplies.

Student services and administrative expenses decreased $32.1 million, or 17.6%, to $149.6 million in the six months ended June 30, 2016 compared to $181.7 million in the six months ended June 30, 2015. The principal causes of this decrease were decreases in media advertising expenses, compensation and benefits costs and bad debt expense. Approximately $1.0 million of expenses of the PEAKS Trust and $0.8 million of expenses of the CUSO were included in student services and administrative expenses in the six months ended June 30, 2016 compared to $1.0 million of PEAKS Trust expenses and $0.9 million of CUSO expenses in the six months ended June 30, 2015. Those expenses primarily represented fees for servicing the Private Education Loans and various other administrative fees and expenses of the PEAKS Trust and the CUSO. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt. The amount of the fees for servicing the CUSO Student Loans is based on the number of loans that have not defaulted and the payment status of the loans, and the amount of the other administrative fees and expenses are based on the terms of the agreements for administrative services provided to the CUSO by third parties.

Student services and administrative expenses decreased to 40.7% of revenue in the six months ended June 30, 2016 compared to 40.9% of revenue in the six months ended June 30, 2015. The principal causes of this decrease were decreases in media advertising expenses, compensation and benefits costs and bad debt expense, which were partially offset by a decline in revenue. Bad debt expense as a percentage of revenue decreased to 4.0% in the six months ended June 30, 2016 compared to 4.7% in the six months ended June 30, 2015.

In the six months ended June 30, 2016, we recorded an impairment charge of $1.0 million for the impairment of certain long-lived assets at multiple campus locations. The amount of the impairment equaled the carrying value of assets that were not expected to be recoverable. We did not record an impairment charge in the six months ended June 30, 2015 for long-lived assets.

Legal and professional fees related to certain lawsuits, investigations and accounting matters decreased $7.2 million, or 53.8%, to $6.1 million in the six months ended June 30, 2016 compared to $13.3 million in the six months ended June 30, 2015. In the six months ended June 30, 2016, these expenses related primarily to legal and professional fees associated with:

•	the SEC Litigation;

•	the Massachusetts Litigation;

•	the Lipscomb Litigation;

•	the CFPB Litigation; and

•	the New Mexico Litigation.

In the six months ended June 30, 2015, these expenses related primarily to legal and professional fees associated with:

•	the CFPB Litigation;

•	the SEC Litigation;

•	the securities class action and shareholder derivative lawsuits filed against us;

•	certain accounting matters; and

•	the investigation of us by various states Attorneys General.

See Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

In the six months ended June 30, 2016, we recorded a provision for private education loan losses of $3.0 million compared to $4.6 million in the six months ended June 30, 2015. The provision for private education loan losses represented the increase in the allowance for loan losses on the Private Education Loans that occurred during the respective period, partially offset by recoveries received from private education loans that were charged off prior to the CUSO Consolidation. See Note 6 – Private Education Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses.

Operating income decreased $11.8 million, or 30.0%, to $27.5 million in the six months ended June 30, 2016 compared to $39.3 million in the six months ended June 30, 2015, primarily as a result of the impact of the factors discussed above in connection with:

•	revenue;

•	cost of educational services;

•	student services and administrative expenses;

•	legal and professional fees related to certain lawsuits, investigations and accounting matters; and

•	the provision for private education loan losses.

Our operating margin decreased to 7.5% in the six months ended June 30, 2016 compared to 8.8% in the six months ended June 30, 2015, primarily as a result of the impact of the factors discussed above.

Interest income was approximately $0.1 million in the six months ended June 30, 2016 compared to less than $0.1 million in the six months ended June 30, 2015. Interest expense decreased $7.1 million, or 35.1%, to $13.2 million in the six months ended June 30, 2016 compared to $20.4 million in the six months ended June 30, 2015, primarily due to:

•	a decrease of $3.0 million of interest expense related to the Financing Agreement primarily due to lower outstanding borrowings in the six months ended June 30, 2016 compared to the six months ended June 30, 2015;

•	a decrease of $2.9 million of interest expense on the PEAKS Senior Debt due to a decrease in the accretion of debt discount and a decrease in the contractual interest obligation resulting from lower outstanding principal balances in the six months ended June 30, 2016 compared to the six months ended June 30, 2015; and

•	a decrease of $1.0 million of interest expense related to the CUSO Secured Borrowing Obligation primarily due to a decrease in the amount of the CUSO Secured Borrowing Obligation in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

See Note 8 – Debt of the Notes to Condensed Consolidated Financial Statements, for further information about interest expense and effective interest rates under the Financing Agreement and PEAKS Senior Debt.

Our combined federal and state effective income tax rate was 41.5% in the six months ended June 30, 2016 compared to 41.0% in the six months ended June 30, 2015. The effective income tax rate was slightly higher in the six months ended June 30, 2016, primarily due to lower pre-tax income in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $78.0 million as of June 30, 2016 compared to $130.9 million as of December 31, 2015 and $124.6 million as of June 30, 2015.

The $52.9 million decrease in cash and cash equivalents as of June 30, 2016 compared to December 31, 2015, was primarily due to repayments of principal totaling approximately:

•	$35.0 million under the Financing Agreement;

•	$12.7 million related to the PEAKS Senior Debt; and

•	$9.5 million related to the CUSO Secured Borrowing Obligation.

The decrease in cash and cash equivalents as of June 30, 2016 compared to December 31, 2015 was partially offset by net cash flows generated from operating activities of $5.6 million.

The $46.6 million decrease in cash and cash equivalents as of June 30, 2016 compared to June 30, 2015, was primarily due to repayments of principal totaling approximately:

•	$60.3 million under the Financing Agreement;

•	$27.5 million related to the PEAKS Senior Debt; and

•	$9.5 million related to the CUSO Secured Borrowing Obligation.

The decrease in cash and cash equivalents as of June 30, 2016 compared to June 30, 2015 was partially offset by net cash flows generated from operating activities of $50.2 million. See Note 8 – Debt of the Notes to Condensed Consolidated Financial Statements, for a discussion of the payments we made related to the Financing Agreement and PEAKS Senior Debt and Note 5 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a discussion of the CUSO Secured Borrowing Obligation.

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

As of June 30, 2016, approximately $82.6 million was held as cash collateral or escrowed funds for our obligations to the ED, an insurance carrier and one letter of credit to a state regulatory agency, compared to $82.5 million as of December 31, 2015. As of June 30, 2015, approximately $89.3 million was held as cash collateral for our obligations under letters of credit to the ED, an insurance carrier and a state regulatory agency. As a result of replacing the letters of credit to the ED and our insurance carrier with escrowed funds and cash collateral in December 2015, we reduced the amount of funds held by third parties related to these matters by approximately $7.3 million. The amount of cash collateral and escrowed funds are reflected in the line item Collateral deposits on our Condensed Consolidated Balance Sheets. These funds are not available for use by us, and could be used by the third parties to satisfy our obligations if certain conditions are met. The fact that a significant amount of our cash is held by third parties could also negatively affect our ability to satisfy the financial metrics of the ED, SAs and ACs to which we are subject.

On June 6, 2016, we received the June 2016 ED Letter stating that the ED believes that certain actions of the ACICS (which actions are described in Note 12 – Risks and Uncertainties of the Notes to Condensed Consolidated Financial Statements), represent an increased risk to the funds under the Title IV Programs that we administer on behalf of students. The June 2016 ED Letter indicates that due to this increased risk, the ED determined that the amount of surety provided by us must be increased from $79.7 million to $123.6 million. The June 2016 ED Letter states that we can provide the Additional ED Amount required to be held as additional ED Escrowed Funds or that we may provide a new letter of credit payable to the ED in the Additional ED Amount. The June 2016 ED Letter also provides that we must continue to comply with the other requirements imposed on us by the ED currently in effect. These other requirements are described further in our 2015 Form 10-K.

        On July 6, 2016, the ED informed us that the ED will permit us to provide the Additional ED Amount in three equal installments of $14.6 million on each of July 20, 2016, September 30, 2016 and November 30, 2016. The ED stated that prior to the third installment due on November 30, 2016, the ED will evaluate our Title IV Program funding level for the 2016 fiscal year to determine if an adjustment in the scheduled payment amount can be made while ensuring that the amount held in surety represents at least 20% of our annual student aid funding. The ED subsequently indicated that the analysis of our annual student aid funding volume will not be the only factor that the ED considers in determining whether a change to the third installment is warranted, and it will also take into account the risk environment as it exists at that future time.

On July 20, 2016, we made the required first installment payment of $14.6 million to the ED, which is being held as part of the ED Escrowed Funds under the ED Agreement.

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of June 30, 2016, December 31, 2015 and June 30, 2015, the total amount of this collateral was approximately $8.6 million, and was included in the line item Collateral deposits on our Condensed Consolidated Balance Sheets. The funds held as cash collateral related to the CUSO RSA are not available for use by us, and could be withdrawn by the CUSO, in which case we would be required to deposit that amount of cash in the account to maintain the required level of collateral. The CUSO has notified us that it has taken control of the restricted account containing the cash collateral, as described further in Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

We were not in compliance with certain covenants under the CUSO RSA as of June 30, 2016 and, as a result, will be required to deposit approximately $0.2 million as additional collateral in August 2016. We do not expect to be in compliance with these covenants in the foreseeable future, however based on the estimated principal balance of the private education loans under the CUSO Program, we do not believe that we will be required to deposit any additional collateral.

Restricted cash of $5.4 million as of June 30, 2016 included approximately $1.5 million of funds held by the PEAKS Trust and $3.1 million of funds held by the CUSO. As of December 31, 2015, restricted cash of $6.0 million included approximately $1.5 million of funds held by the PEAKS Trust and $4.0 million of funds held by the CUSO. Restricted cash of $6.9 million as of June 30, 2015 included approximately $1.6 million of funds held by the PEAKS Trust and $3.5 million of funds held by the CUSO. Although the funds held by the PEAKS Trust and the CUSO are included on our Condensed Consolidated Balance Sheets, those funds can only be used to satisfy the obligations of the PEAKS Trust and the CUSO, as applicable. See Note 5 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Trust and CUSO.

Our Condensed Consolidated Balance Sheets as of June 30, 2016, December 31, 2015 and June 30, 2015 included the assets and liabilities of the PEAKS Trust and the CUSO. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust and the assets of the CUSO can only be used to satisfy the obligations of the CUSO.

The PEAKS Trust’s ability to satisfy its obligations is based on payments received from borrowers on the PEAKS Trust Student Loans and collections on the PEAKS Trust Student Loans that have defaulted. To the extent that those payments and collections from borrowers on the PEAKS Trust Student Loans are not sufficient to satisfy the obligations of the PEAKS Trust, including the PEAKS Senior Debt, we are required to make payments under the PEAKS Guarantee. Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt. Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. We believe that we will make payments in 2016 of approximately $10.8 million under the PEAKS Guarantee. In the six months ended June 30, 2016, we made payments of $7.2 million under the PEAKS Guarantee.

We also have significant payment obligations under the CUSO RSA. Under the CUSO RSA, we guarantee the repayment of any CUSO Student Loans that are charged off above a certain percentage of the CUSO Student Loans made under the CUSO Program based on the annual dollar volume. Our obligations under the CUSO RSA remain in effect until all CUSO Student Loans are paid in full. We believe that we will make payments in 2016 of approximately $15.7 million, net of $1.9 million of recoveries estimated to be owed to us, under the CUSO RSA. In the six months ended June 30, 2016, we made payments of $10.6 million, net of $1.4 million of recoveries owed to us, under the CUSO RSA. This included a payment of $5.3 million, net of $0.8 million of recoveries, which was the amount that was due under the CUSO RSA from June 8, 2015 through December 31, 2015 and deferred to January 2016 pursuant to the Sixth Amendment to CUSO RSA.

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

We also expect to make principal, interest and fee payments aggregating approximately $74.5 million in 2016 under the Financing Agreement. In the six months ended June 30, 2016, we made payments of principal, interest and fees of $38.1 million under the Financing Agreement. See Note 8 – Debt of the Notes to Condensed Consolidated Financial Statements, for additional information regarding the Financing Agreement.

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

In order to generate additional cash from operations to provide the Additional ED Amount, in July 2016 we implemented certain modifications to our marketing and recruitment strategy which we expect will result in a significant decrease in our advertising expenditures for the six months ending December 31, 2016 compared to the same period in the prior year. The modifications also included a significant reduction in the number of recruiting representatives employed at local campus locations in favor of greater utilization of our centralized recruitment center. We believe that the reduction in advertising expenditures will contribute to a further decline in new student enrollments beginning with the September 2016 academic quarter as compared to prior periods. While we expect these modifications to result in an increase to our operating income and cash flow in the short-term, continued enrollment declines would have a negative long-term impact on our revenue, cash flows and financial condition.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. The line item Other assets on our Condensed Consolidated Balance Sheet as of June 30, 2016 included an asset of $31.0 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, compared to an asset of $29.4 million as of December 31, 2015 and an asset of $31.0 million as of June 30, 2015. As of June 30, 2016, the line item Other liabilities on our Condensed Consolidated Balance Sheet included a liability of $0.2 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, compared to a liability of $0.2 million as of December 31, 2015 and $0.3 million as of June 30, 2015. We do not expect to make any significant contributions to either the ESI Pension Plan or ESI Excess Pension Plan in 2016.

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

As an institutional scholarship, our revenue is reduced by the amount of the Opportunity Scholarship awarded. In addition, no cash payments are received and students will not be obligated to make payments to us of the amounts awarded under the Opportunity Scholarship and, therefore, the accounts receivable from students to us decreased beginning in 2013, as we began awarding the Opportunity Scholarship at all of our ITT Technical Institute campuses. In the three months ended June 30, 2016, the amount of institutional scholarships and awards provided to our students decreased $3.6 million compared to the three months ended June 30, 2015, and, in the six months ended June 30, 2016, the amount of institutional scholarships and awards decreased $12.7 million compared to the six months ended June 30, 2015, primarily due to a decrease in student enrollment.

We plan to continue offering the Opportunity Scholarship and other institutional scholarships and awards to our students. The continued use of institutional scholarships and awards by our students and any additional internal student financing provided to our students could result in a continuation of the adverse factors that are described above, including a material adverse effect on our financial condition and cash flows.

Operations. Net cash used for operating activities was $6.7 million in the three months ended June 30, 2016 compared to $1.5 million in the three months ended June 30, 2015. The $5.2 million increase in net cash used for operating activities was primarily due to lower net cash receipts resulting from lower student enrollments and delays in receipt of Title IV funds following our implementation of additional procedures required by the ED in October 2015 in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Net cash generated from operating activities was $5.6 million in the six months ended June 30, 2016 compared to $32.0 million in the six months ended June 30, 2015. The $26.4 million decrease in net cash flows generated from operating activities was primarily due to lower net cash receipts resulting from lower student enrollments and delays in receipt of Title IV funds following our implementation of additional procedures required by the ED in October 2015 in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Accounts receivable less allowance for doubtful accounts was $49.2 million as of June 30, 2016 compared to $45.2 million as of June 30, 2015. Days sales outstanding increased 6.2 days to 25.4 days at June 30, 2016 compared to 19.2 days at June 30, 2015. Our accounts receivable balance increased as of June 30, 2016, primarily due to the delay in the receipt of the Title IV funds following our implementation of additional procedures required by the ED in October 2015, which was partially offset by a decrease in total student enrollment. Days sales outstanding increased at June 30, 2016 compared to June 30, 2015, primarily due to the delay in the receipt of Title IV funds.

Investing. Capital expenditures, including expenditures for facility renovation and construction totaled $0.3 million in the three months ended June 30, 2016 compared to $1.6 million in the three months ended June 30, 2015. In the six months ended June 30, 2016, our capital expenditures totaled $1.0 million compared to $2.5 million in the six months ended June 30, 2015. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture and leasehold improvements. In cases where we close campus locations or reduce square footage of our campus locations, we deploy our capital assets to other campus locations wherever possible.

Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. On December 4, 2014, we and certain of our subsidiaries entered into the Financing Agreement. Under the Financing Agreement, we received an aggregate principal amount of $100.0 million under the Term Loans. The outstanding principal balance under the Financing Agreement as of June 30, 2016 was $34.7 million. In the three months ended June 30, 2016, we made principal payments pursuant to the Financing Agreement in the aggregate amount of $15.8 million, which included $15.5 million of scheduled principal payments and $0.3 million of payments from Extraordinary Receipts (as defined in the Financing Agreement), as compared to $2.5 million of scheduled principal payments in the three months ended June 30, 2015. In the six months ended June 30, 2016, we made principal payments pursuant to the Financing Agreement in the aggregate amount of $35.0 million, which included $25.5 million of scheduled principal payments, a $9.0 million mandatory prepayment under the Excess Cash Flow provision of the Financing Agreement and $0.5 million of payments from Extraordinary Receipts, as compared to $5.0 million of scheduled principal payments in the six months ended June 30, 2015. See Note 8 – Debt of the Notes to Condensed Consolidated Financial Statements, for additional information regarding the Financing Agreement.

In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase student loans from the lender. Beginning on February 28, 2013, we consolidated the PEAKS Trust in our consolidated financial statements. As a result, among other things, the PEAKS Senior Debt is recorded on our consolidated balance sheets following that date. As of June 30, 2016, the outstanding principal balance under the PEAKS Senior Debt was $44.4 million. In the three months ended June 30, 2016, the aggregate amount of principal payments on the PEAKS Senior Debt were $5.8 million as compared to $9.4 million in the three months ended June 30, 2015. In the six months ended June 30, 2016, the aggregate amount of principal payments on the PEAKS Senior Debt were $12.7 million as compared to $25.0 million in the six months ended June 30, 2015. See Note 5 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Consolidation. See Note 8 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt.

Beginning on September 30, 2014, we consolidated the CUSO in our consolidated financial statements. As a result, among other things, the CUSO Secured Borrowing Obligation is recorded on our consolidated balance sheets following that date. As of June 30, 2016, the outstanding balance of the CUSO Secured Borrowing Obligation was $108.5 million. In the three months ended June 30, 2016, the aggregate amount of payments on the CUSO Secured Borrowing Obligation were $1.9 million as compared to $6.3 million in the three months ended June 30, 2015. In the six months ended June 30, 2016, the aggregate amount of payments on the CUSO Secured Borrowing Obligation were $9.5 million as compared to $10.4 million in the six months ended June 30, 2015. See Note 5 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the CUSO Consolidation and CUSO Secured Borrowing Obligation.

        Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our payment obligations for the Additional ED Escrowed Funds, our CUSO RSA and PEAKS Guarantee payments, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date this Quarterly Report on Form 10-Q was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments for the Additional ED Escrowed Funds, under the CUSO RSA and PEAKS Guarantee or repay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date this Quarterly Report on Form 10-Q was filed with the SEC. Our projections, however, are estimates, which are based on numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties.

Contractual Obligations and Other Commitments

The following table sets forth the specified contractual obligations and other commitments as of June 30, 2016:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 years
	(In thousands)
Operating lease obligations	$133,302	$37,380	$62,474	$29,249	$4,199
Term Loans (a)	36,423	36,423	0	0	0
PEAKS Senior Debt (b)	51,406	15,672	19,996	15,738	0
CUSO Secured Borrowings Obligation (c)	190,983	17,706	35,092	34,593	103,592

Total	$412,114	$107,181	$117,562	$79,580	$107,791

(a)	The Term Loans are our borrowings under the Financing Agreement. The amounts shown consist of the required quarterly principal payment amounts and quarterly administrative fees, as well as the required monthly interest payment amounts. Interest payment amounts have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of June 30, 2016. See Note 8 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Financing Agreement.
(b)	The PEAKS Senior Debt represents the senior debt issued by the PEAKS trust. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Condensed Consolidated Balance Sheet as of June 30, 2016. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of June 30, 2016 for the PEAKS Guarantee, because this liability was eliminated upon the PEAKS Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed in Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of June 30, 2016. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 5 – Variable Interest Entities, Note 8 – Debt and Note 11 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
(c)	The CUSO Secured Borrowing Obligation represents the estimated amount owed by the CUSO to the CUSO Participants related to their participation interests in the CUSO Student Loans, which amount is expected to be paid to the CUSO Participants by the CUSO from payments received by the CUSO related to the CUSO Student Loans, whether from the borrower or from us under the CUSO RSA. Beginning on September 30, 2014, the CUSO was consolidated in our consolidated financial statements, and the CUSO Secured Borrowing Obligation was included on our Condensed Consolidated Balance Sheet as of June 30, 2016. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of June 30, 2016 for the CUSO RSA, because this liability was eliminated upon the CUSO Consolidation. The amounts shown in the table represent our estimate of the amount of the payments to be made to the CUSO Participants in the periods indicated. In order to estimate these payments, we made certain assumptions regarding the timing and amount of the repayment of the CUSO Student Loans and, therefore, are subject to change. See Note 5 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the CUSO Secured Borrowing Obligation.

The table above does not reflect unrecognized tax benefits of $27.8 million and accrued interest related to unrecognized tax benefits of $7.0 million, because we cannot reasonably predict the timing of the resolution of the related tax positions. We may resolve certain federal and state income tax matters presently under examination within the 12 months immediately following the date of this filing. As of June 30, 2016, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $11.1 million, and that we could pay approximately $4.2 million, in each case in the 12 months immediately following the date of this filing due to the resolution of those matters.

Off-Balance Sheet Arrangements

As of June 30, 2016, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next eight years and management believes that those leases will be renewed or replaced by other leases in the normal course of business. There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases. We are required to make additional payments under the terms of certain operating leases for taxes, insurance and other operating expenses incurred during the operating lease period.

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2016, the total face amount of those surety bonds was approximately $21.7 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities and guarantee obligations. Our primary interest rate risk exposure results from changes in short-term interest rates, the LIBOR and the U.S. prime rate.

Changes in the LIBOR would affect the borrowing costs associated with the Financing Agreement and PEAKS Senior Debt. Changes in the U.S. prime rate would affect the interest cost of the Private Education Loans. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR or U.S. prime rate. If such a hypothetical increase in the LIBOR or U.S. prime rate were to occur, the effect on our results from operations and cash flows would not have been material for the three or six months ended June 30, 2016.

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

At the time that our 2015 Form 10-K was filed on March 15, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of December 31, 2015, because of material weaknesses (the “2015 Material Weakness”) in our internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, described below. We have also conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of June 30, 2016. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because the 2015 Material Weaknesses in our ICFR had not been fully remediated as of June 30, 2016, our DCP were not effective at the reasonable assurance level as of June 30, 2016.

Notwithstanding the 2015 Material Weakness, our management concluded, based on work performed during the quarter ended June 30, 2016 that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this report.

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

Changes in Internal Control over Financial Reporting

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 and concluded that there were no changes in our ICFR that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

You should carefully consider the risks and uncertainties we describe in this report, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 and our 2015 Form 10-K before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Except as set forth below, there have been no other material changes to the risk factors discussed in our 2015 Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016.

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

In June 2015, the ED issued a fact sheet announcing steps it would be taking to support efforts by borrowers to secure discharge of their FDL program loans under the borrower defense regulations. Among those steps, the ED indicated that it would be appointing a Special Master to oversee borrower defense issues and to create a streamlined process for discharge applications, and that it would be revisiting the borrower defense regulations for the purpose of creating a better system for debt relief. In announcing these actions, the ED also stated that its authority under the law extends to all institutions.

In October 2015, the ED announced its intent to appoint a negotiated rulemaking committee to address borrower defense to repayment and related issues. The ED appointed a negotiated rulemaking committee, which met for nine days beginning in January 2016 and ending in March 2016 and discussed a broad scope of topics. The negotiated rulemaking committee did not reach consensus on proposed regulations, resulting in the ED having the authority to draft proposed regulations in its sole discretion. The ED published proposed regulations in the Federal Register on June 16, 2016, and stated that it would accept comments from the public on the proposed regulations through August 1, 2016. In accordance with the rulemaking calendar specified in the HEA, any final regulations would have to be published by the ED by November 1, 2016, in order to become effective July 1, 2017, the earliest date that new regulations could take effect.

The proposed regulations include many of the ideas that were discussed by the negotiated rulemaking committee. The proposed regulations open new avenues for student borrowers to assert a defense to repaying their loans, allow the ED to seek reimbursement for such claims from the affected institutions, and expand the ED’s financial responsibility rules to require many more schools to post letters of credit with the ED, ostensibly to assure the ED of the institution’s capacity to pay potential future claims to the ED and students. The proposed regulations include, among other things:

•	Bases for borrowers to file claims: The proposed regulations set out three grounds for a borrower defense to repayment claim, including a favorable decision for the student in a state or federal court case involving the loan; a breach of contract by the school; or a substantial misrepresentation by the school about the nature of its educational program, the nature of its financial charges, or the employability of its graduates. Claims based on a court judgment or claims to assert a defense against loan payments that are still due can be made any time (with no statute of limitations), while other claims (such as to recoup loan funds already repaid to the ED) must be made within six years.

•	Claim resolution process: The proposed regulations call for the ED to set up a fact-finding process to resolve claims. The contemplated structure includes providing the affected school with notice and an opportunity to submit evidence; however, the exact procedures, including the opportunity to contest particular factual assertions or present in-person testimony, are not defined. The ED has also given itself authority to process claims on a group basis, and to take the initiative to create groups and include borrowers who have not filed a claim. Borrowers who file successful claims may have their loans forgiven in whole or in part, with the ED reserving the right to calculate the amount of forgiveness in various ways.

•	Recovering funds: For debts relieved for individual borrowers, the proposed regulations give the ED the authority to initiate a proceeding to seek repayment from the school for any loan amounts forgiven. The details concerning how such a proceeding would be conducted are not defined in the proposed regulations. For group relief, there is no separate proceeding, and if the ED determines a group discharge is warranted, it will automatically assign liability to the institution.

•	New “early warning” letter of credit triggers: The ED has proposed to amend its existing financial responsibility regulations to describe at least 10 new “early warning” triggers that would allow the ED to require an institution to post a letter of credit (“LOC”) with the ED to demonstrate its financial stability and assure the ED of its ability to pay borrower claims if needed. Each trigger would authorize the ED to require an LOC valued at at least 10% of the school’s prior year Title IV Programs funding. The triggers are intended to be cumulative, and therefore could require an institution to post a very significant LOC, up to or even exceeding its Title IV funding level. The proposed regulations would also put an institution on provisional certification immediately upon a trigger being met and, if a school does not provide the required LOC within 30 days of ED’s request, the ED may offset the school’s future Title IV funds for up to nine months until it is able to capture the amount of the LOC. The proposed triggering events include, among others:

a.	Lawsuits and other Actions – If the school is subject to a liability based on a lawsuit or an audit, investigation or similar action by a state or federal oversight agency, including any debt or liability incurred or asserted at any time during the three most recently completed award years, with a claim or liability exceeding the lesser of 10% of the school’s current assets or $750,000.

b.	Successful Borrower Defense to Repayment Claims – If the school is required to pay more than 10% of its current assets, or $750,000, whichever is less, to satisfy successful borrower defense claims.

c.	Accrediting Agency Actions – If the institution or any of its locations is required to submit a teach-out plan or is placed on probation or issued a show-cause in the three prior award years, regardless of the cause.

d.	90/10 Rule – Failure to meet the 90/10 Rule revenue ratio for a single year.

e.	Gainful Employment Rates – If more than 50% of the school’s Title IV-recipient students in gainful employment programs are enrolled in gainful employment programs with failing or zone rates (but prior to any loss of eligibility under the multi-year triggers in the New GE Rule, as defined below).

f.	Cohort Default Rates – Two consecutive years with cohort default rates (“CDRs”) of 30% or higher.

•	Required warnings to students of new repayment rate: One section of the proposed regulations applies only to for-profit institutions, requiring such schools to disclose a new form of loan repayment rate in a variety of public materials, to serve as a warning to current and potential students, when the rate is too low. This repayment rate would be calculated based on the payment performance of an institution’s students approximately five years after its students graduate or withdraw from the school.

•	Forbidding mandatory arbitration clauses and class action waivers: The proposed regulations would prohibit an institution from incorporating a class action waiver provision, or a mandatory arbitration clause, in any agreement with students. If a school’s contracts currently contain a pre-dispute arbitration provision or a class waiver, the school will be required to amend the agreement or provide a specific notice to students, using language provided by the ED that explains that those provisions have been changed. This requirement applies to any existing agreements at the time the rule becomes effective, not just for those agreements entered into after July 1, 2017.

If the ED determines that borrowers of FDL program loans who attended our institutions have a defense to repayment of their FDL program loans based on acts or omissions of any of our institutions, the repayment liability to the ED could have a material adverse effect on our financial condition, results of operations and cash flows. Cumulative letters of credit, at 10% of the amount of Title IV Program funds received by the institution during the most recently completed award year, could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, if the ED determines that our institutions’ loan repayment rates are too low, having to issue warnings to current and prospective students describing the low repayment rate could have a material adverse effect on our financial condition, results of operations and cash flows.

The ED has imposed sanctions and reporting requirements on us, including having to post a letter of credit with the ED (subsequently replaced with a deposit of funds into an ED escrow account), being placed on heightened cash monitoring, being provisionally certified, and various reporting and operational requirements, due to our late submission to the ED of our institutions’ 2013 audited consolidated financial statements and Compliance Audits and other reasons, and could impose additional sanctions and requirements on us in the future. Our institutions are subject to extensive regulation by the ED. One of the ED’s regulations applicable to our institutions is that each institution must submit to the ED on an annual basis its audited, consolidated financial statements and a Compliance Audit, in each case with respect to a fiscal year within six months of the end of the fiscal year. Our institutions did not submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by the June 30, 2014 due date and, as a result, the ED determined on August 21, 2014 that our institutions were not financially responsible. Based on this determination, the ED, among other things:

•	required our institutions to submit the ED Letter of Credit in the amount of $79.7 million which subsequently has been replaced by a deposit of funds in the same amount into an escrow account with the ED;

•	placed our institutions on heightened cash monitoring by the ED, instead of the ED’s standard advance payment method;

•	provisionally certified our institutions to participate in Title IV Programs;

•	requires our institutions to provide the ED with information about certain oversight and financial events, as described further below;

•	requires us to be able to demonstrate to the ED that, for our two most recent fiscal years, we were current on our debt payments and our institutions have met all of their financial obligations, pursuant to the ED’s standards; and

•	could require our institutions, in future years, to submit their audited financial statements and Compliance Audits to the ED earlier than six months following the end of their fiscal year.

        We caused the ED Letter of Credit to be issued on October 31, 2014 and submitted to the ED. On December 16, 2015, we and the ED entered into the ED Agreement, which provides that we would provide funds to the ED for the ED to maintain in an escrow account in lieu of the ED Letter of Credit. On December 17, 2015, we provided to the ED funds in the amount of $79.7 million, which amount is subject to further adjustment by the ED based upon changes in our annual Title IV Programs funding, and based on the ED’s determination of the percentage of our annual Title IV Programs funding that must be maintained. The ED Agreement provides that the ED will maintain the funds provided by us in an escrow account to be used for one or more of the following purposes:

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

On June 6, 2016, we received the June 2016 ED Letter stating that the ED believes that certain actions of the ACICS (which actions are described in Note 12 – Risks and Uncertainties of the Notes to Condensed Consolidated Financial Statements and in “The failure of the ITT Technical Institutes to meet the accreditation requirements of the ACICS could result in their loss of eligibility to participate in Title IV Programs, in which case we likely would not be able to continue to operate our business” below), represent an increased risk to the funds under the Title IV Programs that we administer on behalf of students. The June 2016 ED Letter indicates that due to this increased risk, the ED determined that the amount of surety provided by us must be increased from approximately $79.7 million to approximately $123.6 million. The June 2016 ED Letter states that we can provide the Additional ED Amount of approximately $43.9 million to be held as additional ED Escrowed Funds or that we may provide a new letter of credit payable to the ED in the Additional ED Amount. The June 2016 ED Letter also provides that we must continue to comply with the other requirements imposed on us by the ED currently in effect. These other requirements are described further in our 2015 Form 10-K.

On July 6, 2016, the ED informed us that the ED will permit us to provide the Additional ED Amount in three equal installments of approximately $14.6 million on each of July 20, 2016, September 30, 2016 and November 30, 2016. The ED stated that prior to the third installment due on November 30, 2016, the ED will evaluate our Title IV Programs funding level for the 2016 fiscal year to determine if an adjustment in the scheduled payment amount can be made while ensuring that the amount held in surety represents at least 20% of our annual Title IV Programs funding. The ED subsequently indicated that the analysis of our annual Title IV Programs funding volume will not be the only factor that the ED considers in determining whether a change to the third installment is warranted, and it will also take into account the risk environment as it exists at that future time. On July 20, 2016, we made the required first installment payment of approximately $14.6 million to the ED, which is being held as part of the ED Escrowed Funds under the ED Agreement.

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

If an institution applies for the ED’s approval of a substantial change, the institution must demonstrate that it has the financial and administrative resources necessary to assure the institution’s continued compliance with the ED’s standards of financial responsibility and administrative capability. We may be unable to obtain the required approvals from the ED for any new campuses or any new program offerings, or to obtain those approvals in a timely manner. For example, in December 2014, the ED disapproved our application to offer four new degree programs at the ITT Technical Institutes due to administrative capability issues reported in recent compliance audits and ED program reviews, and in March 2015, the ED disapproved two of eight new degree programs that we applied to offer at DWC also due to administrative capability issues. In February 2016, the ED disapproved our request for reconsideration of the two new degree programs we had previously applied to offer at DWC, due to administrative capability issues reported in recent compliance audits. If we are unable to obtain the required approvals from the ED for any new campuses or any new program offerings, or to obtain those approvals in a timely manner, our ability to operate the new campuses or offer new programs as planned would be impaired, which could have a material adverse effect on our growth plans. See “—We cannot operate new campuses or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization” and “— Failure by one or more of our institutions to satisfy the ED’s administrative capability requirements could result in financial penalties, limitations on the institution’s participation in the Title IV Programs, or loss of the institution’s eligibility to participate in Title IV Programs” below.

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

These additional procedures have resulted in the delay of our receipt of Title IV Program funds. While these additional procedures have affected the timing of our receipt of Title IV Program funds and have imposed an administrative burden on us, we do not expect them to have a significant negative effect on our overall cash flow or operations, but we cannot assure you that there will not be future delays in our institutions’ receipt of Title IV Program funds. We have implemented, and are in the process of implementing, measures to comply with the ED’s requirements. We have begun submitting the additional information to the ED, and intend to continue submitting information to the ED according to the schedule specified by the ED. On January 26 and 27, 2016, the ED conducted a program review, where the ED reviewed our disbursement, reconciliation and reporting processes required by its October 19, 2015 letter. On June 9, 2016, we received from the ED the results of this program review (the “Program Review Report”). On July 8, 2016, we submitted our response to the Program Review Report indicating the procedures that we had implemented, or were in the process of implementing, to address the program review findings. We cannot assure you that the ED will not impose additional requirements on us as a result of their program review.

The sanctions imposed on us by the ED described above could have a material adverse effect on our financial condition, results of operations, cash flows and ability to meet our contractual and regulatory obligations. Further, we cannot assure you that we will be able to fund any required increases in the required ED Escrowed Funds amount, including the remainder of the Additional ED Amount. Our provision of the ED Escrowed Funds has, and will continue to have, a material adverse effect on our liquidity, and significantly reduces the amount of cash that we will have available for other purposes, including to satisfy our future payment obligations under the PEAKS Guarantee and the CUSO RSA. The fact that a significant amount of our cash is being held in connection with the ED Agreement could also negatively affect our ability to satisfy the financial metrics of the ED, SAs and ACs to which we are subject.

Any significant delay in our institutions’ receipt of Title IV Program funds could materially adversely affect our financial condition, results of operations and cash flows, and could cause us to be in default of the Financing Agreement. Depending on the length of the delay, we cannot assure you that we would be able to continue to operate our business in such an event. The ED may also terminate our institutions’ eligibility to participate in Title IV Programs, in which case we likely would not be able to continue to operate our business. See also “—Restrictive covenants in the Financing Agreement restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility, and any default by us under the Financing Agreement could have a material adverse effect on our liquidity and ability to comply with our obligations” in our 2015 Form 10-K.

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

The ED released Student Completer Lists, which include the name of each student whose debt and earnings information will be used in the calculation of the first set of D/E Rates, in June 2016. Institutions had until July 28, 2016 to review these lists and submit corrections to the ED. After reviewing all Student Completer List challenges, the ED will gather earnings information from the SSA for each student and calculate draft D/E Rates. Institutions will have limited opportunities to challenge the draft D/E Rates, which we anticipate will be released by the ED in Fall of 2016. The ED has stated that it expects to release the final D/E Rates in January 2017.

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

At least two lawsuits were filed against the ED in federal courts seeking to have the New GE Rule invalidated. The courts rejected those claims, no court has delayed the effective date of the New GE Rule, and therefore the New GE Rule became effective July 1, 2015.

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

Any of these sanctions could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us. Further, the ED can disapprove new educational program applications for administrative capability reasons. For example, in December 2014, the ED disapproved our application to offer four new degree programs at the ITT Technical Institutes due to administrative capability issues reported in recent Compliance Audits and ED program reviews, and in March 2015, the ED disapproved two of eight new degree programs that we applied to offer at DWC also due to administrative capability issues. In February 2016, the ED disapproved our request for reconsideration of the two new degree programs we had previously applied to offer at DWC, due to administrative capability issues reported in recent compliance audits. Our institutions’ 2014 Compliance Audits, which were submitted to the ED in June 2015, and our institutions’ 2015 Compliance Audits, which were submitted to the ED in June 2016, contained findings in some areas that were similar to or the same as some of the findings in the preceding years’ Compliance Audits.

On October 19, 2015, we received a letter from the ED identifying additional procedures that we are required to implement as a result of the identification of certain past deficiencies. These additional procedures include: requiring students to attend courses prior to the disbursement of Title IV Program funds to them; reporting disbursement and refund information as part of the monthly student roster reporting; providing certification forms regarding the reconciliation of accounts and eligibility of disbursements; and other reporting requirements. These additional procedures have resulted in the delay of our receipt of Title IV Program funds. While these additional procedures have affected the timing of our receipt of Title IV Program funds and have imposed an administrative burden on us, we do not expect them to have a significant negative effect on our overall cash flow or operations, but we cannot assure you that there will not be future delays in our institutions’ receipt of Title IV Program funds. We have implemented, and are in the process of implementing, measures to comply with the ED’s requirements. We have begun submitting the additional information to the ED, and intend to continue submitting information to the ED according to the schedule specified by the ED. On January 26 and 27, 2016, the ED conducted a program review, where the ED reviewed our disbursement, reconciliation and reporting processes required by its October 19, 2015 letter. On June 9, 2016, we received from the ED the results of the program review (the “Program Review Report”). On July 8, 2016, we submitted our response to this Program Review Report indicating the procedures that we had implemented, or were in the process of implementing, to address the program review findings. We cannot assure you that the ED will not impose additional requirements as a result of its program review.

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

We cannot operate new campuses or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization. Our growth plans assume that we will be able to continue to obtain the necessary authorization from the ED, ACs (defined below) and SAs to establish new campuses and expand or revise program offerings in a timely manner. If we are unable to obtain the required authorizations from the ED, ACs or SAs for any new campuses or any new or revised program offerings, or to obtain such authorizations in a timely manner, our ability to operate the new campuses or offer new or revised programs as planned would be impaired, which could have a material adverse effect on our growth plans.

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

In December 2014, the ED informed us that it had disapproved our application to offer four new degree programs at the ITT Technical Institutes due to administrative capability issues reported in recent Compliance Audits and ED program reviews. The ED also told us that we could reapply for these programs when we demonstrated improved performance in those areas. Although we believe that we have made improvements in the areas identified by the ED and we intend to reapply to the ED for approval to offer these programs in the future, we cannot assure you that the ED will approve that re-application or that the ED will permit us to apply for a third time if the re-application is not approved. In addition, in March 2015, the ED approved six and disapproved two new degree programs that we had applied to offer at Daniel Webster College. The basis for disapproval was due to administrative capability issues reported in recent compliance audits and ED program reviews. In February 2016, the ED disapproved our request for reconsideration of the two new degree programs we had previously applied to offer at DWC, due to administrative capability issues reported in recent compliance audits. Our institutions’ 2014 Compliance Audits, which were submitted to the ED in June 2015, and our institutions’ 2015 Compliance Audits, which were submitted to the ED in June 2016, contained findings in some areas that were similar to or the same as some of the findings in the preceding years’ Compliance Audits.

See “—If any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under the ED’s regulations, students attending those programs of study will be unable to use Title IV Program funds to help pay their education costs,” regarding additional program approval requirements that are contained in the New GE Rule.

We have a significant amount of cash held in escrow with the ED, which has a continuing material adverse effect on our cash flows and liquidity. In December 2015, we deposited $79.7 million to be held in escrow by the ED in replacement of the ED Letter of Credit requirement. In July 2016, we deposited an additional $14.6 million to be held in escrow by the ED, and we are required to deposit an additional $14.6 million in September 2016, and an additional $14.6 million in November 2016. The holding of such funds in escrow has, and will continue to have, a material adverse effect on our liquidity, and significantly reduces the amount of cash that we have available for other purposes, including to satisfy our future payment obligations under the RSAs. The ED Escrowed Funds are not available for use by us, and could be used by the ED if for one or more of the following purposes:

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

The failure of the ITT Technical Institutes to meet the accreditation requirements of the ACICS could result in their loss of eligibility to participate in Title IV Programs, in which case we likely would not be able to continue to operate our business. On April 20, 2016, the ACICS informed the ITT Technical Institutes that, based on its review, the ACICS determined that the ITT Technical Institutes have not demonstrated compliance with ACICS’ Accreditation Criteria. As a result, the ACICS directed the ITT Technical Institutes to show cause at ACICS’ August 2016 meeting why the ITT Technical Institutes’ accreditation should not be withdrawn by suspension or otherwise conditioned. ACICS stated that the nature of certain adverse information since 2014 regarding certain financial and regulatory matters confronting the ITT Technical Institutes, including being placed on the Heightened Cash Monitoring I method of payment, investigations by certain state Attorneys General, pending litigation with the Consumer Financial Protection Bureau and the Securities and Exchange Commission, and our responses to ACICS requests for information, call into question the institutions’ administrative capacity, organizational integrity, financial viability and ability to serve students in a manner that complies with ACICS standards. The ITT Technical Institutes were required to submit, and did submit, to ACICS specified information responding to these concerns by June 15, 2016, and also submitted a supplemental response to ACICS on July 16, 2016.

If ACICS decides at its August 2016 meeting to continue the ITT Technical Institutes’ accreditation, ACICS will re-evaluate the accreditation for the ITT Technical Institute institution with 133 additional locations in 2017, since its current four-year grant of accreditation expires on December 31, 2017. At its December 2015 meeting, ACICS awarded the ITT Technical Institute institution with two additional locations a three-year renewal of accreditation through December 31, 2018. We do not know what action ACICS may take to re-evaluate the accreditation of the ITT Technical Institute institution with two additional locations, recognizing that its current three-year grant of accreditation was awarded approximately seven months ago.

If ACICS decides at its August 2016 meeting to defer action or otherwise condition the ITT Technical Institutes’ accreditation, the ITT Technical Institutes will work diligently to address any areas of noncompliance and demonstrate appropriate corrective action for review by ACICS within the established, relevant time frame.

If ACICS decides at its August 2016 meeting that the ITT Technical Institutes’ accreditation should be withdrawn through suspension of accreditation, the ITT Technical Institutes will appeal that action under ACICS’ procedural guarantees. In this case, the ITT Technical Institutes’ accreditation by ACICS would continue during the appeal process until a final decision is made. If the ITT Technical Institutes ultimately were to lose their ACICS accreditation, they would lose their eligibility to participate in Title IV Programs, in which case we likely would not be able to continue to operate our business.

Further, we cannot assure you that the ED will not impose further sanctions on us as a result of the ACICS show cause notification, or in the event that the ACICS decides to withdraw or otherwise condition the ITT Technical Institutes’ accreditation.

If the ED ceases to approve the ACICS as a recognized accrediting agency, our campuses that are accredited by the ACICS could lose their eligibility to continue participating in Title IV Programs if they could not obtain accreditation by another accrediting agency recognized by the ED, and those campuses’ approval status and funding provided by other agencies could also be adversely affected. In order to participate in Title IV Programs, an institution must be accredited by an accrediting agency recognized by the ED. All accrediting agencies that are recognized by the ED are subject to review by the ED on a periodic basis, after which time the ED can decide to renew or not to renew the agency’s recognition. The ACICS, which is the institutional accrediting agency for all of our ITT Technical Institutes (but not for Daniel Webster College), is being reviewed by the ED in 2016. On June 16, 2016, the ED released a staff report which recommended that ACICS’s petition for renewal of recognition be denied and that ACICS’s recognition be withdrawn. This recommendation represents one step in the overall process of reviewing an accrediting agency’s recognition. On June 24, 2016, the NACIQI voted that ACICS no longer be recognized as an accrediting agency. Both the ED staff report and NACIQI recommendations were provided to the SDO for the actual decision. The SDO has 90 days from the date of the NACIQI meeting to make a final decision regarding ACICS.

If the ED does not renew its recognition of the ACICS, institutions that are currently accredited by the ACICS would no longer be accredited by a recognized accrediting agency. In such a case, the ED’s regulations provide that the ED may continue the eligibility of those institutions to participate in Title IV Programs, putting them on provisional certification status, for a period of up to 18 months, during which time the institutions could seek to obtain accreditation by another accrediting agency that is recognized by the ED. If the ACICS were to lose its recognition by the ED, we cannot assure you that all, or any, of our campuses comprising our institutions could obtain accreditation by another recognized accrediting agency within any specified timeframe. In addition, if our campuses remained on show cause status with the ACICS at the time the ED withdrew its recognition of the ACICS, we cannot predict what effect the show cause status would have on our campuses’ ability to become accredited by another recognized accrediting agency. If any of our campuses could not obtain accreditation by another recognized accrediting agency within the time period given to our institutions by the ED, those campuses would lose their eligibility to participate in Title IV Programs and we would likely be forced to close those campuses. Closing multiple campuses would have a material adverse effect on our financial condition, results of operations and cash flows. If all or substantially all of our campuses lost their eligibility to participate in Title IV Programs, we likely would not be able to continue to operate our business.

In addition to the ED, the approval status and in some cases funding provided by other agencies would be adversely affected by the institutions’ loss of accreditation by a recognized accrediting agency, effective at the time the accreditation is lost, even during any period that the ED’s provisional certification of the institutions continues. For example:

•	some state authorizing agencies require institutions to be accredited by a recognized accrediting agency in order to operate or for students at those institutions to receive state funding;
•	the Department of Defense requires institutions to be accredited by a recognized accrediting agency in order for military personnel attending those institutions to participate in DOD tuition assistance programs; and
•	the Department of Veterans Affairs subjects programs at institutions that are not accredited by a recognized accrediting agency to a more stringent review process.

We cannot assure you what impact the ED’s withdrawal of recognition of ACICS as a recognized accrediting agency would have on our campuses’ approval status by other agencies or on our funding that those agencies provide to our campuses and their students.

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

The ED Escrowed Funds that the ED is holding (or, in the case of the Additional ED Amount, will be holding) might be accepted to satisfy any additional letter of credit requirement, but there can be no assurance that the ED would not require us to increase the amount of the ED Escrowed Funds based on our institutions’ 2013 Composite Score, or for other reasons. Any significant delay in our institutions’ receipt of Title IV Program funds due to the penalties that the ED has imposed on us could adversely affect our financial condition, results of operations, liquidity and cash flows, could cause us to be in default of the Financing Agreement and could negatively impact our ability to satisfy our payment obligations under contractual arrangements, including the RSAs and the Financing Agreement. Depending on the length of the delay, we cannot assure you that we would be able to continue to operate our business in such an event. If the ED requires us to increase the amount of the ED Escrowed Funds or to provide a letter of credit payable to the ED, we cannot assure you that we would be able do so, or that, in the case of a required letter of credit, we would be able to provide the cash collateral necessary to obtain that letter of credit.

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

•	the PEAKS Consolidation;

•	our institutions’ failure to submit their 2013 audited consolidated financial statements to the SAs by the applicable due dates; and/or

•	other factors.

As a result of these violations, our:

•	Florida SA:

•	changed the authorization to operate for each of our 11 campuses in Florida from an annual license to a provisional license, through September 21, 2016;

•	told us that it would conduct an on-site visit of each of our Florida campuses to determine the campus’ compliance with our Florida SA’s regulations;

•	told us that it would require each of our Florida campuses to correct any deficiencies noted during our Florida SA’s on-site visit of the campus;

•	required us to submit to our Florida SA any correspondence that we or any of our institutions have with the ED or the AC of our Florida campuses, within 15 days of the submission or receipt of that correspondence;

•	required each of our Florida campuses to submit a train-out plan to our Florida SA on or before September 4, 2014; and

•	required us to report to our Florida SA, at its September 2014 meeting, on the stability of our Florida campuses and any changes that may further affect our stability or operations;

•	Pennsylvania SA could:

•	place each of our seven campuses in Pennsylvania on quarterly financial reporting;

•	require each of our Pennsylvania campuses to submit to our Pennsylvania SA a teach-out plan with respect to all of the campus’ programs;

•	require each of our Pennsylvania campuses to submit to our Pennsylvania SA a business plan with respect to the campus’ operations;

•	raise the required amount of the surety bond that each of our Pennsylvania campuses are required to post for the benefit of our Pennsylvania SA; and/or

•	suspend or revoke each of our Pennsylvania campuses’ authorization to operate as an educational institution in Pennsylvania;

•	Tennessee SA could:

•	assess monetary fines against each of our five campuses in Tennessee;

•	require each of our Tennessee campuses to submit to our Tennessee SA an audit of the campus’ financial stability that is conducted in accordance with generally accepted auditing standards in the United States;

•	revoke or change each of our Tennessee campuses’ authorization to operate as an educational institution in Tennessee; and/or

•	suspend or terminate all or any portion of our Tennessee campuses’ operations in Tennessee, including, without limitation, new student enrollment, advertising and/or teaching specific programs;

•	Texas SA could:

•	assess an administrative penalty;

•	revoke our Texas campuses’ certificates of approval;

•	place conditions on our Texas campuses’ certificates of approval;

•	suspend the admission of students to our Texas campuses or programs;

•	deny program approvals for our Texas campuses;

•	deny, suspend or revoke the registration of our Texas campuses’ representatives;

•	apply for an injunction against our Texas campuses;

•	ask the attorney general to collect a civil penalty for violation of state law or regulations; and/or

•	order a peer review of our Texas campuses; and

•	West Virginia SA could:

•	raise the amount of the surety bond that our one campus in West Virginia needs is required to post for the benefit of our West Virginia SA;

•	call the surety bond that our West Virginia campus posted for the benefit of our West Virginia SA;

•	suspend, withdraw or revoke our West Virginia campus’ authorization to operate or solicit students in West Virginia;

•	change our West Virginia campus’ authorization to operate in West Virginia to a probationary authorization;

•	require our West Virginia campus to refund its students’ tuition and fees; and/or

•	take any other action against our West Virginia campus that our West Virginia SA deems appropriate.

If some or all of the sanctions described above were imposed on many of the affected campuses, those sanctions would have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our campuses’ failure to comply with the requirements for receiving veterans’ educational benefits or Department of Defense tuition assistance program funds could result in their loss of eligibility to receive such benefits and funds, which could materially and adversely affect our business. All of our campuses are approved to receive veterans’ educational program benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, as amended (collectively the “GI Bill Programs”). State approving agencies may take action to suspend the approval of our courses offered by the campuses in those states for receipt of veterans’ educational program benefits under the GI Bill Programs and require the submission of additional information and reports. Any of these actions by any state approving agency could materially and adversely affect our enrollments, results of operations and financial condition. If a material amount of the veterans’ educational benefits funding that our students have historically received that is included in our non-Title IV revenue for purposes of the 90/10 Rule is no longer available, the percentage of our revenue from Title IV sources could materially increase, which could make it more difficult for us to satisfy the 90/10 Rule.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended June 30, 2016, we did not repurchase any shares of our common stock. Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act (the “Repurchase Program”). The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of June 30, 2016. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

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

Date: July 29, 2016

	By:	/s/ Rocco F. Tarasi, III
Rocco F. Tarasi, III
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011) Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

10.1	ITT Educational Services, Inc. Non-Employee Directors 2016 Phantom Units Plan

10.2	Form of Award Agreement for Grant of Phantom Units under the ITT Educational Services, Inc. Non-Employee Directors 2016 Phantom Units Plan

10.3	Consulting Agreement, dated as of June 13, 2016, by and between ITT Educational Services, Inc. and Ryan L. Roney (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on June 17, 2016)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements